Form 10-Q
period 2021-06-30
Nova Vision Acquisition Corp
filed 2021-09-14
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 001-40713

NOVA VISION ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Ocean Way #5-7 Singapore	098368
(Address of Principal Executive Offices)	(Zip Code)

+65 87183000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, one Redeemable Warrant entitling the holder to purchase one half of an Ordinary Share, and one Right entitling the holder to receive one-tenth of an Ordinary Share	NOVVU	NASDAQ Capital Market
Ordinary Share	NOVV	NASDAQ Capital Market
Warrants	NOVVW	NASDAQ Capital Market
Rights	NOVVR	NASDAQ Capital Market

As of September 14, 2021, there were 7,518,000 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

NOVA VISION ACQUISITION CORP.

Quarterly Report on Form 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA VISION ACQUISITION CORPORATION

BALANCE SHEET

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

June 30, 2021
ASSETS
Deferred offering costs	$85,000

TOTAL ASSETS	$85,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$4,692
Amount due to a related party	147,600

Total Current Liabilities	152,292

TOTAL LIABILITIES	152,292

Commitments and contingencies

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,437,500 shares issued and outstanding	144
Additional paid-in capital	24,856
Accumulated deficit	(92,292)

Total Shareholders’ Deficit	(67,292)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$85,000

The accompanying notes are an integral part of these condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

	Three months ended June 30, 2021	Period from March 18, 2021 (inception) through June 30, 2021

Formation and operating costs	$(71,100)	$(92,292)

NET LOSS	$(71,100)	$(92,292)

Basic and diluted weighted average shares outstanding	1,383,929	1,223,690

Basic and diluted net loss per share	$(0.05)	$(0.08)

The accompanying notes are an integral part of these condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

PERIOD FROM MARCH 18, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of March 18, 2021 (inception)	100,000	$10	$-	$-	$10

Issuance of ordinary shares to founders	1,337,500	134	24,856	-	24,990

Net loss for the period	-	-	-	(92,292)	(92,292)

Balance as of June 30, 2021	1,437,500	$144	$24,856	$(92,292)	$(67,292)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of March 31, 2021	1,250,000	$125	$24,875	$(21,192)	$3,808

Issuance of ordinary shares to founders	187,500	19	(19)	-	-

Net loss for the period	-	-	-	(71,100)	(71,100)

Balance as of June 30, 2021	1,437,500	$144	$24,856	$(92,292)	$(67,292)

The accompanying notes are an integral part of these condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

(UNAUDITED)

Period from March 18, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net loss	$(92,292)

Change in operating assets and liabilities:
Increase in accruals	4,692
Net cash used in operating activities	(87,600)
Cash flows from financing activities:
Proceed from issuance of ordinary shares	25,000
Proceed from a related party	147,600
Payment of deferred offering costs	(85,000)
Net cash provided by financing activities	87,600

NET CHANGE IN CASH	-

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$-

The accompanying notes are an integral part of these condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Nova Vision Acquisition Corp. (the “Company” or “we”, “us” and “our”) is a newly organized blank check company incorporated on March 18, 2021, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on that are in the PropTech, FinTech, ConsumerTech, Supply Chain Management industries or technology companies that serve these or other sectors in Asia (excluding China).

As of June 30, 2021, the Company had not commenced any operations. All activity from inception on March 18, 2021 through June 30, 2021 relates to the Company’s formation and the Initial Public Offering defined and described below. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s initial public offering (the “Initial Public Offering” as described in Note 3) became effective on August 5, 2021. On August 10, 2021, the Company consummated the Initial Public Offering of 5,000,000 ordinary units (the “Public Units”), generating gross proceeds of $50,000,000 which is described in Note 3. Simultaneously, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional units. The underwriters purchased an additional 750,000 units (the “Over-Allotment Units”) at an offering price of $10.00 per unit, generating gross proceeds to the Company of $7,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 307,500 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement, generating gross proceeds of $3,075,000, which is described in Note 4.

Transaction costs amounted to $1,207,980, consisting of $1,006,250 of underwriter’s fees and $201,730 of other offering costs.

The Company expects the funds received from the Initial Public Offering and Private Placements are sufficient to fund its operations for the next twelve months from the release date of this interim unaudited condensed financial statements.

Trust Account

Upon the closing of the Initial Public Offering and over-allotment exercised, $55,000,000 was placed in a trust account (the “Trust Account”) with American Stock Transfer & Trust Company acting as trustee. The aggregate amount of $58,075,000 (including $3,075,000 released from the escrow account on August 13, 2021) held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within 21 months from the closing of the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations.

Business Combination

Pursuant to Nasdaq listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for our initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the Trust Account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company currently anticipates structuring a Business Combination to acquire 100% of the equity interests or assets of the target business or businesses.

NOVA VISION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company may, however, structure a Business Combination where the Company merges directly with the target business or where the Company acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such Business Combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

The Company will either seek shareholder approval of any Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares have been recorded at redemption value and are classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if shareholder approval is sought, a majority of the outstanding common shares of the Company voted are voted in favor of the Business Combination.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 15% or more of the common shares sold in the Initial Public Offering without the Company’s prior consent. In connection with any shareholder vote required to approve any Business Combination, the Sponsor and any of the Company’s officers and directors that hold Founder Shares (as described in Note 5) (the “ Initial Shareholders”) will agree (i) to vote any of their respective shares, including the common shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), common shares included in the Private Units to be sold in the Private Placement, and any common shares which were initially issued in connection with the Initial Public Offering, whether acquired in or after the effective date of the Initial Public Offering, in favor of the initial Business Combination; (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.

NOVA VISION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Liquidation

If the Company does not complete a Business Combination within 12 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial Business Combination within 12 months (or 15 months if the Company has filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period), the Company may, but are not obligated to, extend the period of time to consummate a Business Combination three times (or two times) by an additional three months each time (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and American Stock Transfer & Trust Company on July 30, 2021, in order to extend the time available for the Company to consummate the initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial Business Combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial Business Combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial Business Combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the warrants and rights will expire and will be worthless.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by GAAP for complete financial statements in the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

● Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

NOVA VISION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

● Use of estimates

In preparing these financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

● Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to shareholders’ equity upon the completion of the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses incurred, will be charged to operations.

● Warrant accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

● Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NOVA VISION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the period from March 18, 2021 (inception) through June 30, 2021.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

● Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

● Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

● Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

● Fair value of financial instrument

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

● Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the Company’s financial statements.

NOTE 3 – INIITIAL PUBLIC OFFERING

On August 10, 2021, the Company sold 5,000,000 Public Units at a price of $10.00 per unit. Simultaneously, the Company sold an additional 750,000 units to cover over-allotments. Each Public Unit consists of one ordinary share, one redeemable warrant (“Public Warrant”) and one right to receive one-tenth (1/10) of an ordinary share upon the consummation of an initial business combination.

NOVA VISION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company paid an upfront underwriting discount of $1,006,250, equal to 1.75% of the gross offering proceeds to the underwriter at the closing of the Initial Public Offering, with an additional fee of $750,000 (the “Deferred Underwriting Discount”). The Deferred Underwriting Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close the Business Combination, the underwriter has waived its right to receive the Deferred Underwriting Discount. The underwriter is not entitled to any interest accrued on the Deferred Underwriting Discount.

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) with its sponsor of 307,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,075,000.

The Private Units are identical to the units sold in the Initial Public Offering except with respect to certain registration rights and transfer restrictions.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

On March 18, 2021, the Company issued an aggregate of 100,000 founder shares to the initial shareholders for an aggregate purchase price of $10.

On March 31, 2021, the Company issued an aggregate of 1,150,000 additional founder shares to the initial shareholders for an aggregate purchase price of $24,990.

In April 2021, the Company allotted additional 187,500 ordinary shares to the Sponsor that were subject to forfeiture if the over-allotment option is not exercised in part or in full by the underwriters. As all over-allotment options were exercised by the underwriters on August 10, 2021, none of these ordinary shares are forfeited. As of June 30, 2021, 1,437,500 Founder Shares were issued and outstanding.

Advances from a Related Party

As of June 30, 2021, the Company had a temporary advance of $147,600 from a related party for the payment of costs related to the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from April 1, 2021, to pay Nova Pulsar Holdings Limited a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders.

NOVA VISION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Related Party Extensions Loan

The Company will have until 12 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. However, if the Company anticipates that the Company may not be able to consummate the initial Business Combination within 12 months (or 15 months if the Company has filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period), the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times (or two times) by an additional three months each time for a total of up to 21 months to complete a Business Combination. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and American Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2021, 1,437,500 Ordinary Shares were issued and outstanding.

Rights

Each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. In the event the Company will not be the surviving company upon completion of a Business Combination, each holder of a right will be required to affirmatively convert the rights in order to receive the one-tenth (1/10) of an ordinary share underlying each right upon consummation of a Business Combination.

If the Company is unable to complete a Business Combination within the required time period and the Company redeems the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

Warrants

The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination or (b) 12 months from the closing of this Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 52 business days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years after the completion of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company may call the warrants for redemption (excluding the Private Warrants), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

NOVA VISION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $16.5 per share, for any 20 trading days within a 30 trading day period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering. The private warrants (including the ordinary shares issuable upon exercise of the private warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination (except as described herein).

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless. The Company assessed the key terms applicable to the Public Warrants as well as the Private Warrants and believes the Public Warrants and Private Warrants, if were issued, should be classified as equity in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging, (“ASC 815”).

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the founder shares issued and outstanding on the date of this prospectus, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this Initial Public Offering. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) or loans to extend our life can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 10, 2021, the Company consummated the IPO and private placement and raised gross proceeds of $60,575,000, including $57,500,000 raised through IPO and $3,075,000 raised through private placement. Please refer to Note 3 and Note 4 for full description of the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Nova Vision Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Nova Pulsar Holdings Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at sec.report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the British Virgin Islands on March 18, 2021 and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On August 10, 2021, the Company consummated its initial public offering of 5,000,000 Units and the underwriters exercised the option in full of 750,000 units (the “Over-Allotment Units”), which was consummated also on August 10, 2021. Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right (“Right”) to receive one-tenth (1/10) of one Ordinary Share upon the consummation of an initial business combination. The Units (including the Over-Allotment Units) were sold at an offering price of $10.00 per Unit, generating gross proceeds of $57,500,000. Simultaneously with the closing of the initial business combination, the Company consummated the Private Placement of 307,500 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $3,075,000. A total of $58,075,000 of the net proceeds from the sale of Units (including the Over-Allotment Units) and the Private Placements were placed in a trust account established for the benefit of the Company’s public shareholders. The Company incurred $1,207,980 in initial public offering related costs, including $1,006,250 of underwriting fees and $201,730 of initial public offering costs.

We will not issue fractional shares. As a result, one must (1) exercise warrants in multiples of two warrants, at a price of $11.50 per full share, to validly exercise the warrants; and (2) hold rights in multiples of 10 in order to receive shares for all of the rights upon closing of a business combination.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial business combination and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from inception up to August 10, 2021 was in preparation for the initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended June 30, 2021, we had a net loss of $71,100, which was comprised of general and administrative expenses.

For the period from March 18, 2021 (inception) June 30, 2021, we had a net loss of $92,292, which was comprised of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $nil. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

On August 10, 2021, we consummated the initial public offering of 5,000,000 Units at a price of $10.00 per unit, generating gross proceeds of $50,000,000. Also on August 10, 2021, the underwriters exercised the over-allotment option in full of 750,000 units at a price of $10.00 per unit, generating gross proceeds of $7,500,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 307,500 Private Units, at a price of $10.00 per unit, generating gross proceeds of $3,075,000.

Following the initial public offering and the exercise of the over-allotment option, a total of $58,075,000 was placed in the Trust Account. We incurred $1,207,980 in initial public offering related costs, including $1,006,250 of underwriting fees and $201,730 of initial public offering Costs.

We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on April 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any significant accounting policies.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the IPO held in the trust account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on August 5, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated August 5, 2021 other than as stated below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 10, 2021, we consummated our initial public offering (“IPO”) of 5,000,000 units (the “Units”). Also on August 10, 2021, the underwriters exercised the option in full of 750,000 units at a price of $10.00 per unit. The total aggregate issuance by the Company of 5,750,000 units at a price of $10.00 per unit resulted in gross proceeds of $57,500,000. Each unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right (“Right”) to receive one-tenth (1/10) of one Ordinary Share upon the consummation of an initial business combination. The Company’s Registration Statement on Form S-1 was declared effective by the SEC on August 5, 2021. EF Hutton, division of Benchmark Investments, LLC acted as the representative for the underwriters for the IPO.

Simultaneously with the closing of the IPO and the sale of the over-allotment units on August 10, 2021, the Company consummated the private placement (“Private Placement”) with Nova Pulsar Holdings Limited, its sponsor, of 307,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $ 3,075,000. These securities (other than our IPO securities) were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) of the securities Act.

The private units are identical to the units sold in this offering except with respect to certain registration rights and transfer restrictions. Additionally, because the private units will be issued in a private transaction, our sponsor and its permitted transferees will be allowed to exercise the private warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Furthermore, our sponsor has agreed (A) to vote the ordinary shares underlying the private units, or “private shares,” in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months (or 15 or 21 months if we extend the period of time to consummate a business combination, as described in more detail in this prospectus) from the closing of this offering unless we provide public shareholders with the opportunity to redeem their public shares from the trust account in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Our sponsor has also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until 30 calendar days after the completion of our initial business combination.

As of August 16, 2021, a total of $58,075,000 of the net proceeds from the public offering and the private placement consummated simultaneously with the closing of the IPO and the over-allotment option were deposited in a trust account established for the benefit of the Company’s public shareholders. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

We paid a total of $1,006,250 in underwriting discounts and commissions (not including the 1.3% deferred underwriting commission payable at the consummation of initial business combination) and approximately $201,730 for other costs and expenses related to our formation and the initial public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

31*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA VISION ACQUISITION CORP.

Date: September 14, 2021	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

