Form 10-Q
period 2021-09-30
Nova Vision Acquisition Corp
filed 2021-11-12
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 7,518,000 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

NOVA VISION ACQUISITION CORP.

Quarterly Report on Form 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

(Currency expressed in United States Dollars (“US$”), except for number of shares)

September 30, 2021
ASSETS
Current assets
Cash	$791,422
Prepayment	226,246

Total current assets	1,017,668
Cash and investments held in trust account	58,075,503

TOTAL ASSETS	$59,093,171

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$49,094
Amount due to a related party	8,978

Total Current Liabilities	58,072

Deferred underwriting compensation	750,000

TOTAL LIABILITIES	808,072

Commitments and contingencies
Ordinary shares subject to possible redemption 5,275,706 shares (at conversion value of $10.10 per share)	53,285,092

Shareholders’ equity:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,242,294 shares issued and outstanding (excluding 5,275,706 shares subject to possible redemption)	224
Additional paid-in capital	5,271,704
Accumulated deficit	(271,921)

Total Shareholders’ Equity	5,000,007

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,093,171

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended September 30, 2021	Period from March 18, 2021 (inception) through September 30, 2021

Formation and operating costs	$(180,159)	$(272,451)

Total operating expenses	(180,159)	(272,451)

Other income
Dividend income	503	503
Interest income	27	27
Total other income	530	530

Loss before income taxes	(179,629)	(271,921)

Income taxes	-	-

NET LOSS	$(179,629)	$(271,921)

Less: income attributable to ordinary shares subject to redemption	(461)	(461)

Net loss attributable to Nova Vision Acquisition Corporation	(180,090)	(272,382)

Basic and diluted weighted average shares outstanding[1]	1,877,281	1,555,216

Basic and diluted net loss per share	$(0.10)	$(0.18)

[1]	Exclude an aggregate of 5,275,706 shares subject to possible redemption at September 30, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary shares		Additional		Total shareholders’
	No. of shares	Amount	paid-in capital	Accumulated deficit	(deficit) equity

Balance as of June 30, 2021	1,437,500	$144	$24,856	$(92,292)	$(67,292)

Sale of units in initial public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of units to the founder in private placement	307,500	31	3,074,969	-	3,075,000
Sale of representative shares	23,000	2	(2)	-	-
Offering costs	-	-	(2,042,980)	-	(2,042,980)
Initial classification of ordinary shares subject to possible redemption	(5,287,169)	(529)	(53,399,878)	-	(53,400,407)
Change in fair value of ordinary shares subject to possible redemption	11,463	1	115,314	-	115,315
Net loss for the period	-	-	-	(179,629)	(179,629)

Balance as of September 30, 2021	2,242,294	$224	$5,271,704	$(271,921)	$5,000,007

PERIOD FROM MARCH 18, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ equity

Balance as of March 18, 2021 (inception)	100,000	$10	$-	$-	$10

Issuance of ordinary shares to founders	1,337,500	134	24,856	-	24,990
Sale of units in initial public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of units to the founder in private placement	307,500	31	3,074,969	-	3,075,000
Sale of representative shares	23,000	2	(2)	-	-
Offering costs	-	-	(2,042,980)	-	(2,042,980)
Initial classification of ordinary shares subject to possible redemption	(5,287,169)	(529)	(53,399,878)	-	(53,400,407)
Change in fair value of ordinary shares subject to possible redemption	11,463	1	115,314	-	115,315
Net loss for the period	-	-	-	(271,921)	(271,921)

Balance as of September 30, 2021	2,242,294	$224	$5,271,704	$(271,921)	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

Period from March 18, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net loss	$(271,921)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income and dividend income earned in cash and investments income held in trust account	(503)

Change in operating assets and liabilities:
Increase in prepayment	(226,246)
Increase in accruals	49,094
Net cash used in operating activities	(449,576)

Cash flows from investing activities
Proceeds deposited in trust account	(58,075,000)

Net cash used in investing activities	(58,075,000)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares	25,000
Proceeds from public offering	57,500,000
Proceeds from private placement	3,075,000
Proceeds from a related party	8,978
Payment of offering costs	(1,292,980)
Net cash provided by financing activities	59,315,998

NET CHANGE IN CASH	-

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$791,422

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$53,400,407
Changes in value of ordinary shares subject to possible redemption	$115,315
Deferred underwriting fee payable	$750,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering defined and described below. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s initial public offering (the “Initial Public Offering” as described in Note 4) became effective on August 5, 2021. On August 10, 2021, the Company consummated the Initial Public Offering of 5,000,000 ordinary units (the “Public Units”), generating gross proceeds of $50,000,000 which is described in Note 4. Simultaneously, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units. The underwriters purchased an additional 750,000 Units (the “Over-Allotment Units”) at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $7,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 307,500 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement, generating gross proceeds of $3,075,000, which is described in Note 5.

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

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 15% or more of the common shares sold in the Initial Public Offering without the Company’s prior consent. In connection with any shareholder vote required to approve any Business Combination, the Sponsor and any of the Company’s officers and directors that hold Founder Shares (as described in Note 6) (the “ Initial Shareholders”) will agree (i) to vote any of their respective shares, including the common shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), common shares included in the Private Units to be sold in the Private Placement, and any common shares which were initially issued in connection with the Initial Public Offering, whether acquired in or after the effective date of the Initial Public Offering, in favor of the initial Business Combination; (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

● Use of estimates

In preparing these financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, Actual results may differ from these estimates.

● Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

● Cash and investment held in trust account

At September 30, 2021, the assets held in the Trust Account are held in cash and US Treasury securities.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value are determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations.

● Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering and that will be charged to shareholders’ equity upon the completion of the Initial Public Offering.

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s tax provision is zero for the period from March 18, 2021 (inception) through September 30, 2021.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of September 30, 2021, 5,275,706 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

● Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

● Fair value of financial instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —

Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —

Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2021 due to the short maturities of such instruments.

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 3 — CASH AND INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2021, investment securities in the Company’s Trust Account consisted of $58,075,503 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2021 are as follows:

	Carrying Value as of September 30, 2021 (unaudited)	Gross Unrealized Holding Gain	Fair Value as of September 30, 2021 (unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$58,075,503	$-	$58,075,503

NOTE 4 – INIITIAL PUBLIC OFFERING

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

NOTE 5 – PRIVATE PLACEMENT

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

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 6 – RELATED PARTY TRANSACTIONS

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

Advances from a Related Party

As of September 30, 2021, the Company had a temporary advance of $8,978 from a related party for the payment of costs related to the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from June 1, 2021, to pay Nova Pulsar Holdings Limited a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders.

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

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 7 – SHAREHOLDERS’ EQUITY

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2021, 2,242,294 Ordinary Shares were issued and outstanding excluding 5,275,706 shares are subject to possible conversion.

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

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of 1.75% of the gross proceeds of the Initial Public Offering, up to $750,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date was the Company issued the unaudited condensed financial statements.

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

For the three months ended September 30, 2021, we had a net loss of $179,629, which was comprised of general and administrative expenses, dividend income and interest income.

For the period from March 18, 2021 (inception) to September 30, 2021, we had a net loss of $271,921, which was comprised of formation, general and administrative expenses, dividend income and interest income.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $791,422. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on June 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and the Company’s liquidation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA VISION ACQUISITION CORP.

Date: November 12, 2021	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

