Form 10-K
period 2021-12-31
Nova Vision Acquisition Corp
filed 2022-03-15
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40713

NOVA VISION ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Ocean Way #5-7 Singapore	098368
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +65 87183000

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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2021, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

As of March 14, 2022, the Registrant had 7,518,000 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOVA VISION ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2021

i

CERTAIN TERMS

References to “the Company,” “NOVV,” “our,” “us” or “we” refer to Nova Vision Acquisition Corp., a blank check company incorporated in the British Virgin Islands on March 18, 2021. References to our “Sponsor” refer to Nova Pulsar Holdings Limited. References to our “IPO” or the “Initial Public Offering” refer to the initial public offering of Nova Vision Acquisition Corp., which closed on August 10, 2021.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1.	BUSINESS

Introduction

Nova Vision Acquisition Corp. is a blank check company incorporated in the British Virgin Islands as a business company with limited liability for the purpose of effecting into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we currently intend to direct part of our efforts in Asia (excluding China) and focus on sourcing opportunities that are in the PropTech, FinTech, ConsumerTech, Supply Chain Management industries or technology companies that serve these or other sectors. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). As of the date of this report, we have not selected any target business for our initial business combination.

Our management team is led by Mr. Eric Wong, our Chief Executive Officer, Chief Financial Officer and Director, and Mr. Wing-Ho Ngan, our Chairman. Mr. Wong and Mr. Ngan each has more than 20 years of investment experience and both have a strong track record in mergers and acquisitions and in developing and growing businesses across both expansionary and recessionary market cycles.

Mr. Eric Wong has more than 25 years of commercial experience in corporate finance, mergers and acquisitions, integrating and leading growth in public and private multinational companies. He has held senior executive and director positions in various high-growth private companies in both Asia and the United States. He also has extensive experience in leading and completing mergers and acquisitions. For example, he spearheaded the creation of one of the premier home furnishings suppliers in the North American market with operations across 12 countries.

Mr. Wing-Ho Ngan has over 20 years’ experience in senior management positions in the corporate world, investment banking and entrepreneurship. He focused on international expansion, business strategy and partnerships, corporate finance, mergers and acquisitions. Venturing from the corporate world to entrepreneurship in 2017, Mr. Ngan co-founded two fintech start-ups, namely QFPay International Limited and Alchemy Global Payment Solutions Limited, where he served as chief executive officer and co-founder.

Initial Public Offering

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

The private units are identical to the units sold in the IPO except with respect to certain registration rights and transfer restrictions. Additionally, because the private units will be issued in a private transaction, our sponsor and its permitted transferees will be allowed to cash exercise the private warrants even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Furthermore, our sponsor has agreed (A) to vote the ordinary shares underlying the private units, or “private shares,” in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months (or 15 or 21 months if we extend the period of time to consummate a business combination, as described in more detail in the prospectus of the Company relating to the IPO) from the closing of the IPO unless we provide public shareholders with the opportunity to redeem their public shares from the trust account in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Our sponsor has also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until 30 calendar days after the completion of our initial business combination.

As of August 10, 2021, a total of $58,075,000 of the net proceeds from the IPO and the private placement consummated simultaneously with the closing of the IPO and the over-allotment option were deposited in a trust account established for the benefit of the Company’s public shareholders at Goldman Sachs Asset Management, L.P. maintained by American Stock Transfer & Trust Company, LLC, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. On September 30, 2021, our ordinary shares, warrants and rights underlying the Units sold in our IPO began to trade separately on a voluntary basis.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

Industries Overview

While we may pursue an acquisition opportunity that may benefit from the expertise and networks of our management team across any industry, we currently intend to direct part of our efforts in Asia (excluding China) and focus on sourcing opportunities that are in the PropTech, FinTech, ConsumerTech, Supply Chain Management industries or technology companies that serve these or other sectors. We shall not undertake our initial business combination with any entity with its principal business operations in China (including Hong Kong and Macau). We will focus on businesses that provide technology solutions and innovations that make businesses and industries more accessible, affordable, autonomous, connected, data-driven, digital, dynamic, efficient, experimental, flexible, productive, smart, transparent or virtual. We believe that these sectors are attractive for a number of reasons, including, the accelerating penetration of technology, their large addressable market and their rapid growth.

Accelerating Penetration of Technology

We believe technology has transformed and advanced multiple industries. In particular, this trend has taken place and accelerated as a result of:

●	the need for robust technology to manage businesses more effectively and drive growth;

●	increasing B2C and B2B connectivity via mobile and cloud;

●	rising digitalization across all industries and consumer expectations for digital and tech-enabled experiences; and

●	new technology expanding use cases within established industries.

The adoption of technology and innovation in real estate and financial services as well as consumer and retail has recently reached an inflection point. Changing demographics, consumer preferences and behaviour are driving the demand for greater efficiency and improved user experiences through the use of technology. In this environment, the power of data and the ability to manipulate and analyze it for rapid insights has become a necessity to industry participants.

Several innovative technology trends are driving technological transformation in many sectors such as artificial intelligence and machine learning, data analytics, cloud technologies, the Internet of Things, virtual and augmented reality, financial and mortgage technologies, 5G, automation and robotics. Digital transformation has also enabled new business models as diverse as co-working, flexible warehousing and crowdfunding.

One of the largest trends affecting companies and enterprises alike is the emergence of working from home. Enterprises, small businesses and tenants are driven to adopt unifying technologies to harness efficiency, preserve company culture and drive performance. The backgrounds of our management team give us deep insights into the identification, operations and success factors for companies serving this need. We expect this trend to accelerate even further as a result of the COVID-19 pandemic.

Acquisition Strategy and Investment Criteria

Our investment strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and advisory board and that can benefit from our expertise. Our selection process will leverage our management team’s broad and deep relationship networks, unique industry experiences and proven deal sourcing and execution capabilities.

Additionally, we seek to acquire a business that offers innovative and disruptive solutions to optimize aspects of the value chain and other outdated business processes. Our management team will work to leverage our access to proprietary deal flow, sourcing capabilities and network of industry contacts to generate business opportunities. We will leverage the network of contacts developed by our management team and those of our sponsor, including relationships in the financial services, real estate, global supply chain, healthcare, technology and software industries, comprising management teams of public and private companies, investment bankers, private equity sponsors, venture capital investors, advisers, attorneys and accountants that we believe should provide us with numerous business combination opportunities. We intend to deploy a proactive sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to transform a target company and can help accelerate the target’s growth and performance. Our management team will look to identify combination targets which are in need of strategic growth capital, will benefit from becoming a publicly listed company or need to repurchase debt, target strategic acquisitions or require working capital.

Our management team has experience in:

●	sourcing, structuring, acquiring and selling businesses;

●	fostering relationships with sellers, capital providers and target management teams;

●	negotiating transactions favorable to investors;

●	executing transactions in multiple geographies and under varying economic and financial market conditions;

●	accessing capital markets, including financing businesses and helping companies transition to public ownership;

●	operating companies, setting and changing strategies, and identifying, monitoring and recruiting world-class talent;

●	acquiring and integrating companies; and

●	developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of target businesses.

We have identified the following criteria that we believe are important and that we intend to use in evaluating initial business combination opportunities. While we intend to utilize these criteria in evaluating business combination opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular initial business combination opportunity which we ultimately determine to pursue may not meet one or more of these criteria.

●	Middle-Market Business: We intend to seek candidates with an enterprise value of approximately $100 million to $1.0 billion, determined in the sole discretion of our officers and directors according to reasonable accepted valuation standards and methodologies. We believe that the middle-market segment provides the greatest number of opportunities for investment, and it is where we believe we have the strongest network to identify opportunities.

●	High Quality Management Team: We will look for a business that has a management team with a strong track record of revenue growth and the ability to scale a business organically and/or inorganically. We will also evaluate for “public-readiness” with respect to organizational structure, corporate governance, control and culture.

●	Superior Business Model and Compelling Unit Economics: We will seek to acquire a business with demonstrated strong financial performance and a scalable approach to the markets in which it operates. We are looking for a business that generates attractive unit economics and which can deliver outsized contribution margins at scale.

●	Large Addressable Market with Growth Potential: We will search for a business that operates in a large addressable market with immediate opportunities for further growth within its current market as well as adjacent markets. We will search for a business with defensible organic growth drivers and strategic, inorganic growth opportunities, whether through expansion into new products or solutions, verticals or mergers and acquisitions.

●	Value Creation Potential: We plan to invest in a business that will benefit from our management team’s extensive industry networks and expertise.

●	Attractive Risk-Adjusted Returns for our Shareholders: We seek to acquire a business that we believe will offer attractive growth prospects, benefit from a public market capital structure and provide attractive risk-adjusted returns for our shareholders. We will weigh potential growth opportunities and operational and financial improvements in the acquired business against any identified downside risks.

●	Benefit from Access to Public Markets: We will target a company which will benefit from being publicly traded and can capitalize on access to the public capital markets to accelerate growth.

●	Targets That Can Benefit from our Management Team’s Relationships and Experience: While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. We believe our management’s significant operating and deal-making experience and relationships will give us a number of competitive advantages and will present us with a substantial number of potential business combination targets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event we decide to enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications about our initial business combination.

Consistent with this business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time until we consummate an initial business combination. We intend to utilize cash derived from the proceeds of the IPO and the Private Placement, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the IPO and the Private Placement are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in the IPO are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

To date, we have not selected any target business on which to concentrate our search for a business combination. None of our officers, directors, initial shareholders and other affiliates has engaged in discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, share exchange, asset acquisition or other similar business combination with us, nor have we, nor any of our agents or affiliates, been approached by any candidates (or representatives of any candidates) with respect to a possible business combination with our company.

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors in the IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings which will not commence until after the completion of the IPO. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the Company’s prospectus relating to the IPO and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. However, as of the date of this report, there is no affiliated entity that we consider a business combination target.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of its products, processes or services;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary features and degree of intellectual property or other protection for its products, processes or services;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to NASDAQ listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, assuming that we obtain and maintain a listing for our securities on NASDAQ. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

We will not be required to comply with the 80% fair market value requirement if we are delisted from NASDAQ. If NASDAQ delists our securities from trading on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, or whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 12 months (or 15 or 21 months as such period may be extended up to 21 months at the election of the Company subject to the satisfaction of certain conditions) from the closing of the IPO in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. If we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could purchase our units or ordinary shares in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination (i) within 12 months from the consummation of the IPO in the situation that we have not filed a proxy statement, registration statement or similar filing for an initial business combination within such 12-month period, or (ii) within 15 months from the consummation of the IPO in the situation that we have filed within such 12-month period, we may, but are not obligated to, extend the period of time to consummate a business combination three times and two times respectively by an additional three months each time for a total of up to 21 months to complete a business combination. In this situation, public shareholders will not be offered the opportunity to vote on or redeem their shares if we choose to make such extension. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and our Trust Agent, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three month extension $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. We intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

Redemption/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to redeem any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The redemption rights will be effected under our amended and restated memorandum and articles of association and British Virgin Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under British Virgin Islands law, the transfer agent will then update our Register of Members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 12 months (or 15 months or up to 21 months if we choose to extend such period) from the consummation of the IPO, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public warrants and public rights will expire and will be worthless.

The amount in the trust account will be treated as funds distributable under the Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest net of taxes payable). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our officers and directors have agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private units and to vote their insider shares, private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants and rights, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price from the trust account would be $10.10.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Nova Pulsar Holdings Limited has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that it will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share redemption price could be less than $10.10 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.10 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to redeem public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	NASDAQ may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding warrants and rights and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to the underwriters upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our principal executive office at 3 Ocean Way #5-7, Singapore 098368. The cost for this space is provided to us by Nova Pulsar Holdings Limited as part of the $10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

Employees

We have one executive officer, Mr. Eric Wong, our Chief Executive Officer and Chief Financial Officer. He is not obligated to devote any specific number of hours to our matters and intend to devote only as much time as he deem necessary to our affairs. The amount of time he will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, he will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than he would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 3 Ocean Way #5-7, Singapore 098368. The cost for this space is provided to us by Nova Pulsar Holdings Limited, as part of the $10,000 per month payment we make to it for office space and related services. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “NOVVU” on August 6, 2021. The ordinary shares, warrants and rights comprising the units began separate trading on Nasdaq on September 10, 2021, under the symbols “NOVV”, “NOVVW” and “NOVVR”, respectively.

Holders of Record

As of March 14, 2022, there were 7,518,000 of our ordinary shares issued and outstanding held by eight shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

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

Simultaneously with the closing of the IPO and the sale of the over-allotment units on August 10, 2021, the Company consummated the private placement (“Private Placement”) with Nova Pulsar Holdings Limited, its sponsor, of 307,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,075,000. These securities (other than our IPO securities) were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) of the securities Act. A total of $58,075,000 of the net proceeds from the sale of Units in the IPO (including the over-allotment option units) and the Private Placement were placed in a trust account established for the benefit of the Company’s public shareholders.

As of December 31, 2021, a total of $58,076,604 was held in a trust account established for the benefit of the Company’s public shareholders, which included $58,075,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements and $1,604 of subsequent interest income.

The private units are identical to the units sold in the IPO except that the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our Sponsor or its permitted transferees. Additionally, because the Private Units were issued in a private transaction, our Sponsor and its permitted transferees will be allowed to cash exercise the warrants included in the Private Units for cash even if a registration statement covering the Ordinary Shares issuable upon exercise of such warrants is not effective and receive unregistered Ordinary Shares. Additionally, our Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the Private Units.

We paid a total of $1,006,250 in underwriting discounts and commissions (not including the 1.3% deferred underwriting commission payable at the consummation of initial business combination) and approximately $201,730 for other costs and expenses related to our formation and the initial public offering.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements.

Overview

We are a blank check company incorporated in the British Virgin Islands on March 18, 2021 with limited liability (meaning our public shareholders have no liability, as shareholders of the Company, for the liabilities of the Company over and above the amount paid for their shares) to serve as a vehicle to effect a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will focus on that are in the PropTech, FinTech, ConsumerTech, Supply Chain Management industries or technology companies that serve these or other sectors in Asia (excluding China). We intend to utilize cash derived from the proceeds of this offering, our securities, debt or a combination of cash, securities and debt, in effecting a business combination.

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

For the period from March 18, 2021 (inception) through December 31, 2021, we had a net loss of $378,461, which was comprised of interest and dividend income and general and administrative expenses.

Liquidity and Capital Resources

On August 10, 2021, we consummated the Initial Public Offering of 5,000,000 ordinary units, generating gross proceeds of $50,000,000. Simultaneously, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units. The underwriters purchased an additional 750,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of $7,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 307,500 units at a price of $10.00 per Private Unit in a private placement, generating gross proceeds of $3,075,000.

Transaction costs amounted to $1,207,980, consisting of $1,006,250 of underwriter’s fees and $201,730 of other offering costs.

As of December 31, 2021, we had cash outside our trust account of $752,635 and marketable securities held in the Trust Account of $58,076,604, respectively.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

At December 31, 2021, we have long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to us, commencing from April 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

We did not have any long-term debt, capital lease obligations or operating lease obligations. However, we are committed to the below:

Registration Rights

The holders of the founder shares issued and outstanding on the date of this prospectus, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this Initial Public Offering. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) or loans to extend our life can elect to exercise these registration rights at any time after we consummate a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of 1.75% of the gross proceeds of the Initial Public Offering, up to $750,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

●	Cash

We consider all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. We did not have any cash equivalents as of December 31, 2021.

●	Investment held in trust account

At December 31, 2021, the assets held in the Trust Account are held in cash and US Treasury securities.

We classify marketable securities as available-for-sale at the time of purchase and reevaluate such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. We evaluate our investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely we will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations.

●	Warrant accounting

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 815, therefore, the warrants are classified as equity.

●	Ordinary shares subject to possible redemption

We account for the ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of December 31, 2021, 5,750,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of our control are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

●	Fair value of financial instruments

FASB ASC Topic 820 Fair Value Measurements and Disclosures defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs reflect our assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in our balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

As of December 31, 2021, investment securities in our Trust Account consisted of $58,076,604 in United States Treasury Bills and $0 in cash. We classify the United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying December 31, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on December 31, 2021 are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021

Available-for-sale marketable securities:
U.S. Treasury Securities	$58,076,604	$-	$58,076,604

●	Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2021, we have not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 3,075,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the years presented.

The net loss per share presented in the statement of operations is based on the following:

For the Year
Ended
December 31, 2021
Net loss	$(378,461)
Accretion of carrying value to redemption value	(3,564,354)
Net loss, including accretion of carrying value to redemption value	$(3,942,815)

	Years Ended
	December 31, 2021
	Redeemable	Non-Redeemable
	ordinary share	ordinary share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(2,560,555)	$(1,382,260)
Accretion of carrying value to redemption value	3,564,354	—
Allocation of net income (loss)	$1,003,799	$(1,382,260)
Denominators:
Weighted-average shares outstanding	2,855,035	1,541,229
Basic and diluted net income (loss) per share	$0.35	$(0.90)

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if we have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Recent Accounting Standards

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 14, 2022.

Name	Age	Position
Eric Ping Hang Wong	49	Director, Chief Executive Officer, and Chief Financial Officer
Wing-Ho Ngan	47	Chairman
Tin Lun Brian Cheng	45	Independent Director
Philip Richard Herbert	57	Independent Director
Chun Fung Horace Ma	51	Independent Director

Below is a summary of the business experience of each of our executive officers and directors:

Mr. Eric Ping Hang Wong has served as our Chief Executive Officer, Chief Financial Officer and Director since March 2021. Mr. Wong has more than 25 years of commercial experience in corporate finance, mergers and acquisitions, integrating and leading growth in public and private multinational companies. Mr. Wong currently serves as a senior advisor at Third Generation Capital Limited, a middle market corporate finance advisory firm specializing in the Asian market. Prior to joining Third Generation Capital Limited in 2020, Mr. Wong was an executive vice president of Living Style Group (LSG), previously the Home Lifestyle product vertical of Li & Fung Limited, a leading global consumer products and supply chain company. Mr. Wong was also a member of the Executive Committee driving the growth strategy of this Home Lifestyle vertical at Li & Fung from 2008 to 2018. He led the mergers and acquisitions strategy for Li & Fung, having completed and integrated multiple strategic acquisitions to spearhead the creation of one of the premier home furnishings suppliers to the North American market with operations across 12 countries. Concurrent with leading mergers and acquisitions, Mr. Wong was leading LSG’s largest industrial brand Whalen, scaling the business and doubling revenue in two years from 2018 to 2020. This growth helped culminate into the sale and privatization of LSG to private equity firms Hony Capital and Fung Group in 2018. Prior to joining Li & Fung, from 2005 to 2008, Mr. Wong was a senior vice president and shareholder at RT Sourcing Asia Limited (a leading global supply chain company), where he led its general merchandise division and Asia operations. In 2008, Mr. Wong and his partners at RT Sourcing sold its business to Li & Fung. From 2008 to 2011, Mr. Wong was a senior vice president at Li & Fung leading the general merchandise division and the quality operations for the company. Mr. Wong has also held senior executive and director positions in high growth private companies in Asia and the United States from 2001 to 2007. Mr. Wong has been a member of the Chartered Professional Accountants of Canada since 1999. He practiced public accounting and corporate finance for Deloitte & Touche LLP and Ernst & Young Corporate Finance LLC, respectively, in Toronto Canada from 1996 to 2000, where he focused in the technology, manufacturing and real estate sectors. Mr. Wong graduated from Western University with a Bachelor of Arts degree majoring in economics and commerce in 1993. He completed an MBA from the Rotman School of Management at University of Toronto in 1999.

We believe Mr. Wong is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Mr. Wing-Ho Ngan has served as our Chairman since March 2021. Mr. Ngan has over 20 years of experience in senior management positions in corporate, investment banking and entrepreneurship areas. Mr. Ngan is currently the chairman of QFPay Japan Inc, a leading digital payment company in Japan and global chief executive officer of ANA NEO Inc. a virtual entertainment company in Japan. Mr. Ngan started his investment banking career in 1999 at global investment banks including ABN AMRO, HSBC, Huatai International Financial Holdings, Lehman Brothers and UBS, and he last served as a managing director, Head of Asia Equity Capital Markets at Huatai International Financial Holdings. Following a successful career in the investment banking industry, Mr. Ngan entered the corporate world in 2015 and was appointed as global vice president of Sanpower Group in Nanjing China, board member of Hamleys Global Holdings Limited in the United Kingdom and chief financial officer of HKEx-listed C.Banners International Holdings Limited. During his time in the corporate world, Mr. Ngan focused on international expansion, business strategy and partnerships, corporate finance, and mergers and acquisitions. Venturing from the corporate area to entrepreneurship in 2017, Mr. Ngan co-founded two fintech start-ups QFPay International Limited and Alchemy Global Payment Solutions Limited, where he served as chief executive officer and co-founder. Mr. Ngan graduated with a Master’s Degree in Accounting & Finance from University of Southampton in the United Kingdom in 1998.

We believe Mr. Ngan is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Mr. Tin Lun Brian Cheng has served as our Independent Director since March 2021. Mr. Cheng has over 20 years of experience in real estate investment, property development and property management in Asia. Mr. Cheng is currently the chief executive officer of Bridge Connections Property Consultants Ltd. (“BCPC”), a property consulting firm providing strategic planning, advisory, leasing services, and property management consultation to property owners. Prior to founding BCPC in 2007, Mr. Cheng has served as general manager of Bridge 8 Holdings Ltd. since 2007. Bridge 8 Holdings Ltd. is an award-winning property redeveloper, having completed several large redevelopment projects including Bridge 8 Shanghai. Bridge 8 Shanghai is a property converted from the former Shanghai Automobile factory to a contemporary mixed-use space, and model establishment in Shanghai. Since 2002, Mr. Cheng has been a vice president at Lifestyle Centre Holdings Limited, where he focused on leasing and business development to government entities, local companies and MNCs. Before moving to Shanghai, Mr. Cheng was a senior accountant at Arthur Anderson in Hong Kong, focusing on the financial sector. Mr. Cheng has been a Certified Professional Member and APC Assessor of the Royal Institution of Chartered Surveyors (RICS) - Commercial Property since 2014. Mr. Cheng holds a Dual Bachelor’s Degree in Banking/Finance and Management from Northwood University, and a Master’s Degree in International Real Estate from Hong Kong Polytechnic University.

We believe Mr. Cheng is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Mr. Philip Richard Herbert has served as our Independent Director since March 2021. Mr. Herbet has over 30 years of experience leading multinational companies in Asia. He is currently a director of air service and commercial development (Asia) of Edmonton Regional Airports Authority (Alberta, Canada), one of the leading airports for private investment in North America where he leads business development in Asia. Mr. Herbert’s core clients focus in the technology, bio-pharmaceuticals, advanced manufacturing, renewables, logistics, horse-racing, and retail and hospitality sectors. Concurrent with his role at Edmonton Regional Airports Authority, Mr. Herbert was the director of Strategy and Government Relations at Hong Kong Express Airways Limited from 2016 to 2017. Hong Kong Express Airways Limited is an emerging, high growth (at the time) budget airline. From 1992 to 2013, Mr. Herbert was with the Swire Group, where he was a part of its senior leadership team overseeing various parts of the business including air crew manager at Cathay Pacific Airways Limited, business manager at Swire Pacific Cold Storage Pty. Limited, development manager of Asia Miles (Asia’s largest frequent flyer program). Mr. Herbert served as an infantry officer in the British Army (1987-1992), reaching the rank of Captain, including extra-regimental duty with the Multinational Force & Observers, an international peacekeeping organisation in the Sinai Peninsula, Egypt. Mr. Herbert is a graduate of Oxford University (Jesus College), where he studied Human Sciences. He has also studied at the Royal Military Academy Sandhurst and the Junior Division of the Staff College (both British Army), as well as at INSEAD, Fontainebleau, France.

We believe Mr. Herbert is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Mr. Chun Fung Horace Ma has served as our Independent Director since March 2021. Mr. Ma has over 20 years of experience in senior management, audit, compliance and finance in the technology and consumer sectors. Mr. Ma is currently the chief financial officer of S. Culture Holdings (BVI) Limited, where he joined in 2011 to lead the company to a successful IPO on the Hong Kong Stock Exchange in July 2013. Prior to joining S. Culture Holdings (BVI) Limited, Mr. Ma was the Group Financial Controller of Samvo Strategic Holdings Limited, an online gaming company licensed out of London, England from 2009 to 2010. Prior to Samvo Strategic Holdings Limited, Mr. Ma founded Protiviti Hong Kong, a leading independent risk consulting firm in 2003. Mr. Ma’s core clients focused in technology, telecom and real estate sectors. Mr. Ma started his formal professional training in Arthur Andersen Hong Kong in 1993. He has been a Certified Public Accountant (Practicing) registered with the Hong Kong Institute of Certified Public Accountants since 2003, a fellow member of the Association of Chartered Certified Accountants since 2004, a Certified Internal Auditor registered with the Institute of Internal Auditors since 2005 and holder of Certification of Control Self-Assessment of the Institute of Internal Auditors since 2006. Mr. Ma graduated with a Master of Science in Finance (2004) and Bachelor of Business Administration and Professional Accountancy (1993) conferred by The Chinese University of Hong Kong and Bachelor of Laws External Programme (2001) conferred by the University of London.

We believe Mr. Ma is well-qualified to serve as a member of our board of directors given his experience, relationships and contacts.

Executive Officer and Director Compensation

We will pay $10,000 per month administrative fee to the sponsor for up to 15 months. No other compensation of any kind, including finders, consulting or other similar fees, has been paid or will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of Independent Directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Director Independence

NASDAQ requires that a majority of our board must be composed of “Independent Directors.” Currently, Brian Cheng, Philip Herbert, and Horace Ma would each be considered an “Independent Director” under the NASDAQ listing rules, which is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Independent Directors will have regularly scheduled meetings at which only Independent Directors are present.

We will only enter into a business combination if it is approved by a majority of our Independent Directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested Independent Directors.

Our Advisor

Poseidon Ocean Corporation is an advisor to our board of directors. Poseidon Ocean Corporation is controlled by Mr. Kin (Stephen) Sze. Mr. Sze has been serving as executive director at Silverbricks Asset Management Company Limited since July 2020. Mr. Sze has over 20 years of experience in banking, finance, mergers and acquisitions, initial public offerings and listings of special purpose acquisition companies (SPACs). He currently also serves as the director of Nan International Holdings Limited. Mr. Sze was the chairman and chief executive officer of HHG Capital Corporation from July 2020 to June 2021. Prior to that he was the chief executive officer and director of Proficient Alpha Acquisition Corp (PAAC) from March 2019 to June 2020. PAAC was a SPAC which completed a business combination with Lion Group Holding Limited (LGHL) in June 2020. Prior to that, he served in senior positions at Agricultural Bank of China International from 2018 to 2019 and China Everbright Holdings Company Limited from 2006 to 2018. Mr. Sze received an MBA degree from the University of South Australia and a Bachelor’s degree in Chemical Engineering from the University of Toronto. Mr. Sze is a Chartered Financial Analyst (“CFA”) Charter holder, Fellow of Institute of Public Accountants and Institute of Financial Accountants.

Audit Committee

Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Effective as of August 5, 2021, we have established an audit committee of the board of directors, which will consist of Mr. Tin Lun Brian Cheng, Mr. Philip Richard Herbert, and Mr. Chun Fung Horace Ma, each of whom is an independent director under NASDAQ’s listing standards. Mr. Chun Fung Horace Ma is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of Independent Directors” who are “financially literate” as defined under NASDAQ listing standards. NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Chun Fung Horace Ma is qualified as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective as of August 5, 2021, we have established a nominating committee of the board of directors, which will consist of Mr. Tin Lun Brian Cheng, Mr. Philip Richard Herbert, and Mr. Chun Fung Horace Ma, each of whom is an independent director under NASDAQ’s listing standards. Mr. Chun Fung Horace Ma is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our amended and restated memorandum and articles of association. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

Effective as of August 5, 2021, we have established a compensation committee of the board of directors, which will consist of Mr. Tin Lun Brian Cheng, Mr. Philip Richard Herbert, and Mr. Chun Fung Horace Ma, each of whom is an independent director under NASDAQ’s listing standards. Mr. Chun Fung Horace Ma is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

No other compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Ethics

Upon consummation of the IPO, we adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. Furthermore, our initial shareholders have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under British Virgin Islands law, directors owe the following fiduciary duties:

(i)	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(v)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Affiliation	Priority/Preference relative to the Company
Wing-Ho Ngan	QFPay Japan Inc. ANA NEO Inc.	Chairman Global Chief Executive Officer	QFPay Japan Inc. ANA NEO Inc.
Brian Cheng	Bridge Connection Properties Consultants Ltd.	Managing Director	Bridge Connection Properties Consultants Ltd.
Horace Ma	S. Culture Holdings (BVI) Limited	Chief Financial Officer	S. Culture Holdings (BVI) Limited

In connection with the vote required for any business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to the IPO. If they purchase ordinary shares in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view and (ii) the approval of a majority of our disinterested and Independent Directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors.

Our amended and restated memorandum and articles of association provide that, subject to certain limitations, the Company shall indemnify its directors and officers against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with legal, administrative or investigative proceedings. Such indemnity only applies if the person acted honestly and in good faith with a view to what the person believes is in the best interests of the Company and, in the case of criminal proceedings, the person had no reasonable cause to believe that their conduct was unlawful. The decision of the directors as to whether the person acted honestly and in good faith and with a view to the best interests of the Company and as to whether the person had no reasonable cause to believe that his conduct was unlawful and is, in the absence of fraud, sufficient for the purposes of the memorandum and articles of association, unless a question of law is involved. The termination of any proceedings by any judgment, order, settlement, conviction or the entering of a nolle prosequi does not, by itself, create a presumption that the person did not act honestly and in good faith and with a view to the best interests of the Company or that the person had reasonable cause to believe that his conduct was unlawful.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association also will permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the Company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the Company has or would have had the power to indemnify the person against the liability as provided in the memorandum and articles of association. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

We pay $10,000 per month administrative fee to the sponsor for up to 15 months from April 1, 2021. No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of March 14, 2022. As of March 14, 2022, we had 7,518,000 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable, and the rights are not convertible, within 60 days of the date of this report.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Nova Pulsar Holdings Limited(2)	1,405,000	18.7%
Poseidon Ocean Corporation(3)	200,000	2.7%
Eric Ping Hang Wong	100,000	1.3%
Wing-Ho Ngan(2)	1,405,000	18.7%
Tin Lun Brian Cheng	10,000	* %
Philip Richard Herbert	10,000	* %
Chun Fung Horace Ma	20,000	* %
All directors and executive officers (five individuals) as a group	1,545,000	20.6%
Other 5% shareholders
Saba Capital Management, L.P.(4)	435,000	5.8%
Boothbay Fund Management, LLC(5)	485,000	6.5%
Hudson Bay Capital Management LP(6)	480,000	6.4%

* Less than 1%.

(1) Unless otherwise indicated, the business address of each of the individuals or entities is c/o Nova Vision Acquisition Corp., 3 Ocean Way #5-7, Singapore 098368.

(2) Nova Pulsar Holdings Limited is the record holder of the insider shares reported herein. Mr. Wing-Ho Ngan, our Chairman, by virtue of his control over our sponsor, may be deemed to beneficially own shares held by our sponsor.

(3) Poseidon Ocean Corporation, our advisor, is controlled by Mr. Kin (Stephen) Sze.

(4) According to a Schedule 13G filed on August 16, 2021, interests shown are held by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Mr. Boaz R. Weinstein and Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”) (together, the “Reporting Persons”). The Reporting Persons have entered into a Joint Filing Agreement dated August 16, 2021. The address of the business office of each of the Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5) According to a Schedule 13G filed on February 4, 2022, beneficial ownership of these securities may be attributed to Boothbay Fund Management, LLC, a Delaware limited liability company (“Boothbay LLC”), Boothbay Absolute Return Strategies LP and Ari Glass. The securities are held by one or more private funds (the “Funds”), which are managed by Boothbay LLC. Ari Glass is the Managing Member of Boothbay LLC. Certain subadvisors (“Subadvisors”) have been delegated the authority to act on behalf of the Funds, including exclusive authority to vote and/or direct the disposition of certain shares held by the Funds. The business address of each of the reporting entities or individuals is 140 East 45th Street, 14th Floor New York, NY 10017.

(6) According to a Schedule 13G filed on February 8, 2022, beneficial ownership of these securities may be attributed to Hudson Bay Capital Management LP (“Hudson LP”) and Mr. Sander Gerber. Hudson LP serves as the investment manager to HB Strategies LLC and Hudson Bay SPAC Master Fund LP, in whose name the securities reported herein are held. As such, Hudson LP may be deemed to be the beneficial owner of all securities held by HB Strategies LLC and Hudson Bay SPAC Master Fund LP. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson LP. Mr. Gerber disclaims beneficial ownership of these securities. The business address of each of the reporting entity and individual is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In March 2021, 1,150,000 insider shares were issued to our sponsor for an aggregate purchase price of $25,000, and 100,000 insider shares were issued to Poseidon Ocean Corporation, our advisor, as consideration for its agreeing to be advisor to our board of directors. In April 2021, the Sponsor transferred 240,000 insider shares to our officers, directors and advisor and we further allotted an aggregate of 187,500 insider shares to our sponsor, resulting in an aggregate of 1,437,500 ordinary shares outstanding to our initial shareholders.

Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) with its sponsor of 307,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating total proceeds of $3,075,000.

As of December 31, 2021, we had temporary advances of $9,086 from a related party for the payment of costs related to the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 50,000 ordinary shares, warrants to purchase 25,000 ordinary shares and rights to receive 5,000 ordinary shares if $500,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

The holders of our insider shares, as well as the holders of the private units (and all underlying securities), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the IPO. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the private units or securities issued in payment of working capital loans can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Nova Pulsar Holdings Limited, our sponsor, has agreed that, commencing on April 1, 2021, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. We believe that the fee charged by Nova Pulsar Holdings Limited is at least as favorable as we could have obtained from an unaffiliated person.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our ordinary shares prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics, which we have adopted upon consummation of the IPO, will require us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Friedman LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the chosen registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Friedman LLP for professional services rendered for the audit of our 2021 annual financial statements, review of the financial information included in our Forms 10-Q and other required filings with the SEC for the period from March 18, 2021 (inception) through December 31, 2021 totaled approximately $55,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Friedman LLP for consultations concerning financial accounting and reporting standards during the year ended December 31, 2021.

Tax Fees. We did not pay Friedman LLP for tax planning and tax advice for the year ended December 31, 2021.

All Other Fees. We did not pay Friedman LLP for other services for the year ended December 31, 2021.

Pre-Approval of Services

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)	Financial Statements:

(1)	Financial Statements:

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable

(b)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at sec.report.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 5, 2021, by and between the Registrant and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.5	Warrant Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

4.6	Rights Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.1	Letter Agreements, dated August 5, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.2	Investment Management Trust Account Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.3	Stock Escrow Agreement, dated August 5, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.4	Registration Rights Agreement, dated August 5, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.5	Subscription Agreement, dated August 5, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.2	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.4	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA VISION ACQUISITION CORP.

Dated: March 15, 2022	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Ping Hang Wong	Chief Executive Officer (Principal	March 15, 2022
Eric Ping Hang Wong	executive officer), Chief Financial
Officer (Principal financial and
accounting officer) and Director

/s/ Wing-Ho Ngan	Chairman of the Board	March 15, 2022
Wing-Ho Ngan

/s/ Tin Lun Brian Cheng	Independent Director	March 15, 2022
Tin Lun Brian Cheng

/s/ Philip Richard Herbert	Independent Director	March 15, 2022
Philip Richard Herbert

/s/ Chun Fung Horace Ma	Independent Director	March 15, 2022
Chun Fung Horace Ma

NOVA VISION ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nova Vision Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nova Vision Acquisition Corporation (the Company) as of December 31, 2021, and the related statements of operations, changes in shareholders’ equity, and cash flows for the period from March 18, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 18, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 15, 2022

NOVA VISION ACQUISITION CORPORATION

BALANCE SHEET

(Currency expressed in United States Dollars (“US$”), except for number of shares)

December 31, 2021
ASSETS
Current assets
Cash	$752,635
Prepayment	137,498

Total current assets	890,133
Investments held in trust account	58,076,604

TOTAL ASSETS	$58,966,737

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$29,092
Amount due to a related party	9,086

Total Current Liabilities	38,178

Deferred underwriting compensation	750,000

TOTAL LIABILITIES	788,178

Commitments and contingencies
Ordinary shares subject to possible redemption 5,750,000 shares issued and outstanding at redemption value	52,016,645

Shareholders’ equity:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,768,000 shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption)	177
Additional paid-in capital	6,540,198
Accumulated deficit	(378,461)

Total Shareholders’ Equity	6,161,914

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$58,966,737

The accompanying notes are an integral part of these financial statements.

NOVA VISION ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Period from March 18, 2021 (inception) through December 31, 2021

Formation and operating costs	$(380,112)

Total operating expenses	(380,112)

Other income
Dividend income	1,604
Interest income	47
Total other income	1,651

Loss before income taxes	(378,461)

Income taxes	-

NET LOSS	$(378,461)

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	2,855,035

Basic and diluted net income per ordinary shares subject to possible redemption	$0.35

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,541,229

Basic and diluted net loss, non-redeemable ordinary shares	$(0.90)

The accompanying notes are an integral part of these financial statements.

NOVA VISION ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Period from March 18, 2021 (inception) through December 31, 2021
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ equity

Balance as of March 18, 2021 (inception)	100,000	$10	$-	$-	$10

Founder shares issued	1,337,500	134	24,856	-	24,990
Sale of units in initial public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of units to the founder in private placement	307,500	31	3,074,969	-	3,075,000
Sale of representative share	23,000	2	(2)	-	-
Offering costs paid	-	-	(2,042,980)	-	(2,042,980)
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(48,451,716)	-	(48,452,291)
Accretion of carrying value to redemption value	-	-	(3,564,354)	-	(3,564,354)
Net loss for the year	-	-	-	(378,461)	(378,461)

Balance as of December 31, 2021	1,768,000	$177	$6,540,198	$(378,461)	$6,161,914

The accompanying notes are an integral part of these financial statements.

NOVA VISION ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

Period from March 18, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net loss	$(378,461)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income and dividend income earned in investments income held in trust account	(1,604)

Change in operating assets and liabilities:
Increase in prepayment	(137,498)
Increase in accruals	29,092

Net cash used in operating activities	(488,471)

Cash flows from investing activities
Proceeds deposited in trust account	(58,075,000)

Net cash used in investing activities	(58,075,000)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	25,000
Proceeds from public offering	57,500,000
Proceeds from private placement	3,075,000
Proceeds from a related party	9,086
Payment of offering costs	(1,292,980)

Net cash provided by financing activities	59,316,106

NET CHANGE IN CASH	752,635

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$752,635

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Initial classification of ordinary shares subject to possible redemption	$48,452,291
Accretion of carrying value to redemption value	$3,564,354
Deferred underwriting fee payable	$750,000

The accompanying notes are an integral part of these financial statements.

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

The Company’s entire activity from inception up to August 10, 2021 was in preparation for the initial public offering. Since the initial public offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end.

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

The Company will either seek shareholder approval of any Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares have been recorded at redemption value and are classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if shareholder approval is sought, a majority of the outstanding ordinary shares of the Company voted are voted in favor of the Business Combination.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 15% or more of the ordinary shares sold in the Initial Public Offering without the Company’s prior consent. In connection with any shareholder vote required to approve any Business Combination, the Sponsor and any of the Company’s officers and directors that hold Founder Shares (as described in Note 6) (the “ Initial Shareholders”) will agree (i) to vote any of their respective shares, including the ordinary shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), ordinary shares included in the Private Units to be sold in the Private Placement, and any ordinary shares which were initially issued in connection with the Initial Public Offering, whether acquired in or after the effective date of the Initial Public Offering, in favor of the initial Business Combination; (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.

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

Liquidity

For the period ended December 31, 2021, the Company incurred net loss of $378,461 and had negative cash generated from operating activities of $488,471. As of December 31, 2021, the Company had cash of $752,635 and working capital of $851,955. Management believes its cash is sufficient to support the Company’s operation for the next 12-month period from the date the accompanying financial statements are issued.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

●	Investment held in trust account

At December 31, 2021, the assets held in the Trust Account are held in US Treasury securities.

The Company classifies marketable securities as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All marketable securities are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive loss. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered other than temporary if they are related to deterioration in credit risk or if it is likely the Company will sell the securities before the recovery of the cost basis. Realized gains and losses and declines in value determined to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of operations.

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

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 815, therefore, the warrants are classified as equity.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the period from March 18, 2021 (inception) through December 31, 2021.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of December 31, 2021, 5,750,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

●	Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 3,075,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the years presented.

The net loss per share presented in the statement of operations is based on the following:

For the Year
Ended
December 31, 2021
Net loss	$(378,461)
Accretion of carrying value to redemption value	(3,564,354)
Net loss, including accretion of carrying value to redemption value	$(3,942,815)

	Years Ended
	December 31, 2021
	Redeemable	Non-Redeemable
	ordinary share	ordinary share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(2,560,555)	$(1,382,260)
Accretion of carrying value to redemption value	3,564,354	—
Allocation of net income (loss)	$1,003,799	$(1,382,260)
Denominators:
Weighted-average shares outstanding	2,855,035	1,541,229
Basic and diluted net income (loss) per share	$0.35	$(0.90)

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

NOVA VISION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Fair value of financial instruments

FASB ASC Topic 820 Fair Value Measurements and Disclosures defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2021 due to the short maturities of such instruments.

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

NOVA VISION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 3 — INVESTMENT HELD IN TRUST ACCOUNT

As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $58,076,604 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying December 31, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on December 31, 2021 are as follows:

	Carrying Value as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021

Available-for-sale marketable securities:
U.S. Treasury Securities	$58,076,604	$-	$58,076,604

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

NOVA VISION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In April 2021, the Company issued additional 187,500 ordinary shares to the Sponsor that were subject to forfeiture if the over-allotment option is not exercised in part or in full by the underwriters. As all over-allotment options were exercised by the underwriters on August 10, 2021, none of these ordinary shares are forfeited.

Advances from a Related Party

As of December 31, 2021, the Company had temporary advances of $9,086 from a related party for the payment of costs related to the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

NOTE 7 – SHAREHOLDERS’ EQUITY

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2021, 1,768,000 Ordinary Shares were issued and outstanding excluding 5,750,000 shares are subject to possible redemption.

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

NOVA VISION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, if the Company is unable to complete a Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem 100% of the outstanding Public Shares for amount then on deposit in the Trust Account. Furthermore, the ordinary shares included in the units offered in the IPO provide the holder redemption upon the consummation of the initial Business Combination or the liquidation. These risks and uncertainties also impact the Company’s financial positions, results of its operations. Please refer to Note 1 for detail discussion of these risks and uncertainties.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2021, up through the date the Company issued the audited financial statements.

