Form 10-Q
period 2022-06-30
Nova Vision Acquisition Corp
filed 2022-08-05
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, there were 7,518,000 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

NOVA VISION ACQUISITION CORP.

Quarterly Report on Form 10-Q

2

PART I – FINANCIAL INFORMATION

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2022	December 31, 2021
		(Audited)
ASSETS
Current assets
Cash	$567,984	$752,635
Prepayment	-	137,498

Total Current Assets	567,984	890,133
Investments held in trust account	58,163,829	58,076,604

TOTAL ASSETS	$58,731,813	$58,966,737

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$94,092	$29,092
Amount due to a related party	9,251	9,086

Total Current Liabilities	103,343	38,178

Deferred underwriting compensation	750,000	750,000

TOTAL LIABILITIES	853,343	788,178

Commitments and contingencies
Ordinary shares subject to possible redemption 5,750,000 shares issued and outstanding at redemption value at June 30, 2022 and December 31, 2021	56,982,431	52,016,645

Shareholders’ equity:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,768,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021 (excluding 5,750,000 shares subject to redemption)	177	177
Additional paid-in capital	1,574,412	6,540,198
Accumulated deficit	(678,550)	(378,461)

Total Shareholders’ Equity	896,039	6,161,914

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY	$58,731,813	$58,966,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30,		Six months ended June 30,	Period from March 18, 2021 (inception) through June 30,
	2022	2021	2022	2021

General and administrative expenses	$(183,660)	$(71,100)	$(387,346)	$(92,292)

Other income:
Dividend income	82,485	-	87,225	-
Interest income	15	-	32	-

Total other income	82,500	-	87,257	-

NET LOSS	$(101,160)	$(71,100)	$(300,089)	$(92,292)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,750,000	-	5,750,000	-
Basic and diluted net income per ordinary shares subject to possible redemption	$0.09	$-	$0.16	$-

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,768,000	1,383,929	1,768,000	1,223,690
Basic and diluted net loss, non-redeemable ordinary shares	$(0.36)	$(0.05)	$(0.70)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three months ended June 30, 2022
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ equity

Balance as of March 31, 2022	1,768,000	$177	$4,160,813	$(577,390)	$3,583,600

Accretion of carrying value to redemption value	-	-	(2,586,401)	-	(2,586,401)
Net loss for the period	-	-	-	(101,160)	(101,160)

Balance as of June 30, 2022	1,768,000	$177	$1,574,412	$(678,550)	$896,039

	Three months ended June 30, 2021
	Ordinary shares		Additional		Total shareholders’
	No. of shares	Amount	paid-in capital	Accumulated deficit	equity (deficit)

Balance as of March 31, 2021	1,250,000	$125	$24,875	$(21,192)	$3,808

Issuance of ordinary shares to founders	187,500	19	(19)	-	-
Net loss for the period	-	-	-	(71,100)	(71,100)

Balance as of June 30, 2021	1,437,500	$144	$24,856	$(92,292)	$(67,292)

	Six months ended June 30, 2022
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ equity

Balance as of December 31, 2021	1,768,000	$177	$6,540,198	$(378,461)	$6,161,914

Accretion of carrying value to redemption value	-	-	(4,965,786)	-	(4,965,786)
Net loss for the period	-	-	-	(300,089)	(300,089)

Balance as of June 30, 2022	1,768,000	$177	$1,574,412	$(678,550)	$896,039

	Period from March 18, 2021 (inception) to June 30, 2021
	Ordinary shares		Additional		Total shareholders’
	No. of shares	Amount	paid-in capital	Accumulated deficit	equity (deficit)

Balance as of March 18, 2021 (inception)	100,000	$10	$-	$-	$10

Issuance of ordinary shares to founders	1,337,500	134	24,856	-	24,990

Net loss for the period	-	-	-	(92,292)	(92,292)

Balance as of June 30, 2021	1,437,500	$144	$24,856	$(92,292)	$(67,292)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(Currency expressed in United States Dollars (“US$”))

	For the six months ended June 30,2022	Period from March 18, 2021 (inception) through June 30, 2021
Cash flows from operating activities:
Net loss	$(300,089)	$(92,292)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income and dividend income earned in investments income held in trust account	(87,225)	-

Change in operating assets and liabilities:
Decrease in prepayment	137,498	-
Increase in accruals	65,000	4,692
Net cash used in operating activities	(184,816)	(87,600)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	-	25,000
Proceeds from a related party	165	147,600
Payment of offering costs	-	(85,000)
Net cash provided by financing activities	165	87,600

NET CHANGE IN CASH	(184,651)	-

CASH, BEGINNING OF PERIOD	752,635	-

CASH, END OF PERIOD	$567,984	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$4,965,786	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Nova Vision Acquisition Corp. (the “Company” or “we”, “us” and “our”) is an organized blank check company incorporated on March 18, 2021, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on that are in the PropTech, FinTech, ConsumerTech, Supply Chain Management industries or technology companies that serve these or other sectors in Asia (excluding China).

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

Liquidity

For the six months ended June 30, 2022, the Company incurred net loss of $300,089 and had negative cash generated from operating activities of $184,816. As of June 30, 2022, the Company had cash of $567,984 and working capital of $464,641. Management believes its cash is sufficient to support the Company’s operation for the next 12-month period from the date the accompanying unaudited condensed financial statements are issued.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

● Investments held in Trust Account

As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account are held in US Treasury bills.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the six months ended June 30, 2022 and for the period from March 18, 2021 (inception) through June 30, 2021.

The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

●	Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of June 30, 2022 and December 31, 2021, 5,750,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

●	Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2022, the Company has not considered the effect of the warrants and rights sold in the Initial Public Offering and the private placement in the calculation of diluted net income (loss) per share, since the exercise of the warrants and rights is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Six Months Ended June 30, 2022	For The Period from March 18, 2021 (inception) through June 30, 2021
Net loss	$(300,089)	$(92,292)
Accretion of carrying value to redemption value	(4,965,786)	-
Net loss including accretion of carrying value to redemption value	$(5,265,875)	$(92,292)

	For the three Months Ended June 30, 2022	For the three Months Ended June 30, 2021
Net loss	$(101,160)	$(71,100)
Accretion of carrying value to redemption value	(2,586,401)	-
Net loss including accretion of carrying value to redemption value	$(2,687,561)	$(71,100)

	For the Six Months Ended		For The Period from March 18, 2021 (inception) through
	June 30, 2022		June 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(4,027,505)	$(1,238,370)	$-	$(92,292)
Accretion of carrying value to redemption value	4,965,786	-	-	-
Allocation of net income (loss)	$938,281	$(1,238,370)	$-	$(92,292)
Denominators:
Weighted-average shares outstanding	5,750,000	1,768,000	-	1,223,690
Basic and diluted net income (loss) per share	$0.16	$(0.70)	$-	$(0.08)

	For the Three Months Ended		For The Three Months Ended
	June 30, 2022		June 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(2,055,530)	$(632,031)	$-	$(71,100)
Accretion of carrying value to redemption value	2,586,401	-	-	-
Allocation of net income (loss)	$530,871	$(632,031)	$-	$(71,100)
Denominators:
Weighted-average shares outstanding	5,750,000	1,768,000	-	1,383,929
Basic and diluted net income (loss) per share	$0.09	$(0.36)	$-	$(0.05)

●	Related Parties

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the balance sheet. The fair values of cash, and other current assets, accrued expenses, amount due to a related party are estimated to approximate the carrying values as of June 30, 2022 and December 31, 2021 due to the short maturities of such instruments. The Company measured its investments held in trust account at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and the fair value is based on Level 1 inputs.

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

NOTE 3 — INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2022, investment securities in the Company’s Trust Account consisted of $58,163,829 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying June 30, 2022 and December 31, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on June 30, 2022 and December 31, 2021 are as follows:

	Carrying Value as of June 30, 2022	Gross Unrealized Holding Gain	Fair Value as of June 30, 2022
	(Unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$58,163,829	$-	$58,163,829

	Carrying Value as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021
	(Audited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$58,076,604	$-	$58,076,604

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

Advances from a Related Party

As of June 30, 2022 and December 31, 2021, the Company had temporary advances of $9,251 and $9,086 from a related party for the payment of costs related to the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

NOTE 7 – SHAREHOLDERS’ EQUITY

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, 1,768,000 Ordinary Shares were issued and outstanding excluding 5,750,000 shares are subject to possible redemption.

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

Registration Rights

The holders of the founder shares issued and outstanding on the date of the Company’s prospectus for its initial public offering, as well as the holders of the Private Units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this Initial Public Offering. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Units (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) or loans to extend our life can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of 1.75% of the gross proceeds of the Initial Public Offering, up to $750,000. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2022, up through August 5, 2022, the Company issued the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s prospectus dated August 5, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at https://www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

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

For the three and six months ended June 30, 2022, we had a net loss of $101,160 and $300,089, respectively, which was comprised of general and administrative expenses, dividend income and interest income.

For the three months ended June 30, 2021, we had a net loss of $71,100, which was comprised of formation and operating expenses. For the period from March 18, 2021 (inception) to June 30, 2021, we had a net loss of $92,292, which was comprised of formation and operating expenses.

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

As of June 30, 2022, we had cash outside our trust account of $567,984, working capital of $464,641 and marketable securities held in the Trust Account of $58,163,829.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2022, the Company has not considered the effect of the warrants and rights sold in the Initial Public Offering and the private placements in the calculation of diluted net income (loss) per share, since the exercise of the warrants and rights is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP and applicable SEC reporting requirements. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The private units are identical to the units sold in this offering except with respect to certain registration rights and transfer restrictions. Additionally, because the private units will be issued in a private transaction, our sponsor and its permitted transferees will be allowed to exercise the private warrants for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Furthermore, our sponsor has agreed (A) to vote the ordinary shares underlying the private units, or “private shares,” in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months (or 15 or 21 months if we extend the period of time to consummate a business combination, as described in more detail herein) from the closing of this offering unless we provide public shareholders with the opportunity to redeem their public shares from the trust account in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Our sponsor has also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until 30 calendar days after the completion of our initial business combination.

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

NOVA VISION ACQUISITION CORP.

Date: August 5, 2022	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

