Form 10-Q
period 2022-09-30
Nova Vision Acquisition Corp
filed 2022-11-14
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 3,571,612 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

NOVA VISION ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Unaudited Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	F-1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and For the Period from March 18, 2021 (inception) through September 30, 2021	F-2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2022 and 2021, Nine Months Ended September 30, 2022 and For the Period from March 18, 2021 (inception) through September 30, 2021	F-3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and For the Period from March 18, 2021 (inception) through September 30, 2021	F-4

	Notes to Unaudited Condensed Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	6

Item 4.	Control and Procedures	6

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 1A.	Risk Factors	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults Upon Senior Securities	8

Item 4.	Mine Safety Disclosures	8

Item 5.	Other Information	8

Item 6.	Exhibits	8

SIGNATURES		9

2

PART I – FINANCIAL INFORMATION

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
		(Audited)
ASSETS
Current assets
Cash	$227,031	$752,635
Prepaid expenses	180,513	137,498

Total Current Assets	407,544	890,133
Investments held in trust account	59,003,219	58,076,604

TOTAL ASSETS	$59,410,763	$58,966,737

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses	$110,692	$29,092
Amount due to a related party	9,451	9,086
Note payable to a related party	575,000	-

Total Current Liabilities	695,143	38,178

Deferred underwriting compensation	750,000	750,000

TOTAL LIABILITIES	1,445,143	788,178

Commitments and contingencies
Ordinary shares subject to possible redemption 5,750,000 shares issued and outstanding at redemption value at September 30, 2022 and December 31, 2021	59,003,219	52,016,645

Shareholders’ equity (deficit):
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,768,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021 (excluding 5,750,000 shares subject to redemption)	177	177
Additional paid-in capital	-	6,540,198
Accumulated deficit	(1,037,776)	(378,461)

Total Shareholders’ Equity (Deficit)	(1,037,599)	6,161,914

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)	$59,410,763	$58,966,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,	Period from March 18, 2021 (inception) through September 30,
	2022	2021	2022	2021

General and administrative expenses	$(177,298)	$(180,159)	$(564,644)	$(272,451)

Other income:
Dividend income	264,390	503	351,615	503
Interest income	11	27	43	27
Exchange gain	47	-	47	-

Total other income	264,448	530	351,705	530

NET INCOME (LOSS)	$87,150	$(179,629)	$(212,939)	$(271,921)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,750,000	3,187,500	5,750,000	1,496,173
Basic and diluted net income per ordinary shares subject to possible redemption	$0.09	$0.10	$0.26	$0.34

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	1,768,000	1,620,712	1,768,000	1,434,786
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.26)	$(0.32)	$(0.96)	$(0.55)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Three months ended September 30, 2022
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of June 30, 2022	1,768,000	$177	$1,574,412	$(678,550)	$896,039

Accretion of carrying value to redemption value	-	-	(1,574,412)	(446,376)	(2,020,788)
Net income for the period	-	-	-	87,150	87,150

Balance as of September 30, 2022	1,768,000	$177	$-	$(1,037,776)	$(1,037,599)

	Three months ended September 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of June 30, 2021	1,437,500	$144	$24,856	$(92,292)	$(67,292)

Sale of units in initial public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of units to the founder in private placement	307,500	31	3,074,969	-	3,075,000
Sale of representative shares	23,000	2	(2)	-	-
Offering costs	-	-	(2,042,980)	-	(2,042,980)
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(47,732,970)	-	(47,733,545)
Accretion of carrying value to redemption value – ordinary shares subject to possible redemption	-	-	(1,326,061)	-	(1,326,061)
Net loss for the period	-	-	-	(179,629)	(179,629)

Balance as of September 30, 2021	1,768,000	$177	$9,497,237	$(271,921)	$9,225,493

	Nine months ended September 30, 2022
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit

Balance as of December 31, 2021	1,768,000	$177	$6,540,198	$(378,461)	$6,161,914

Accretion of carrying value to redemption value	-	-	(6,540,198)	(446,376)	(6,986,574)
Net loss for the period	-	-	-	(212,939)	(212,939)

Balance as of September 30, 2022	1,768,000	$177	$-	$(1,037,776)	$(1,037,599)

	Period from March 18, 2021 (inception) to September 30, 2021
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of March 18, 2021 (inception)	100,000	$10	$-	$-	$10

Issuance of ordinary shares to founders	1,337,500	134	24,856	-	24,990
Sale of units in initial public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of units to the founder in private placement	307,500	31	3,074,969	-	3,075,000
Sale of representative shares	23,000	2	(2)	-	-
Offering costs	-	-	(2,042,980)	-	(2,042,980)
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(47,732,970)	-	(47,733,545)
Accretion of carrying value to redemption value – ordinary shares subject to possible redemption	-	-	(1,326,061)	-	(1,326,061)
Net loss for the period	-	-	-	(271,921)	(271,921)

Balance as of September 30, 2021	1,768,000	$177	$9,497,237	$(271,921)	$9,225,493

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,2022	Period from March 18, 2021 (inception) through September 30, 2021
Cash flows from operating activities:
Net loss	$(212,939)	$(271,921)
Adjustments to reconcile net loss to net cash used in operating activities
Dividend income earned in investments held in trust account	(351,615)	(503)

Changes in operating assets and liabilities:
Decrease in prepaid expenses	(43,015)	(226,246)
Increase in accrued expenses	81,600	49,094
Net cash used in operating activities	(525,969)	(449,576)

Cash flows from investing activities:
Proceeds deposited in trust account	-	(58,075,000)

Net cash used in investing activities	-	(58,075,000)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	-	25,000
Proceeds from public offering	-	57,500,000
Proceeds from private placement	-	3,075,000
Proceeds from a related party	365	8,978
Payment of offering costs	-	(1,292,980)
Net cash provided by financing activities	365	59,315,998

NET CHANGE IN CASH	(525,604)	791,422

CASH, BEGINNING OF PERIOD	752,635	-

CASH, END OF PERIOD	$227,031	$791,422

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$6,986,574	$1,326,061
Proceeds of promissory notes deposited in Trust Account by a founder shareholder	$575,000	$-
Initial classification of ordinary shares subject to possible redemption	$-	$47,732,970
Deferred underwriting fee payable	$-	$750,000

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

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidation

For the nine months ended September 30, 2022, the Company incurred net loss of $212,939 and had negative cash generated from operating activities of $525,969. As of September 30, 2022, the Company had cash of $227,031 and negative working capital of $287,599. If the Company does not complete a Business Combination within 12 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial Business Combination within 12 months (or 15 months if the Company has filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period), the Company may, but are not obligated to, extend the period of time to consummate a Business Combination three times (or two times) by an additional three months each time (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and American Stock Transfer & Trust Company on July 30, 2021, in order to extend the time available for the Company to consummate the initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share in either case), on or prior to the date of the applicable deadline. On November 1, 2022, the Board of Directors of the Company, through written resolution, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period nine times for an additional one month each time from November 10, 2022 to August 10, 2023 by depositing into the Trust Account $0.0416 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial Business Combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial Business Combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial Business Combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the warrants and rights will expire and will be worthless.

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

For the nine months ended September 30, 2022, the Company incurred net loss of $212,939 and had negative cash generated from operating activities of $525,969. As of September 30, 2022, the Company had cash of $227,031 and working deficit of $287,599. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 6.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 10, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 10, 2022.

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

● Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

● Investments held in Trust Account

As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account are held in US Treasury bills.

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

● Warrant Accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 815, therefore, the warrants are classified as equity as of September 30, 2022 and December 31, 2021.

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision is zero for the nine months ended September 30, 2022 and for the period from March 18, 2021 (inception) through September 30, 2021.

The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

● Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of September 30, 2022 and December 31, 2021, 5,750,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

● Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2022, the Company has not considered the effect of the warrants and rights sold in the Initial Public Offering and the private placement in the calculation of diluted net income (loss) per share, since the exercise of the warrants and rights is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the Nine Months Ended September 30, 2022	Period from March 18, 2021 (inception) through September 30, 2021
Net loss	$(212,939)	$(271,921)
Accretion of carrying value to redemption value	(6,986,574)	(1,326,061)
Net loss including accretion of carrying value to redemption value	$(7,199,513)	$(1,597,982)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021
Net income (loss)	$87,150	$(179,629)
Accretion of carrying value to redemption value	(2,020,788)	(1,326,061)
Net loss including accretion of carrying value to redemption value	$(1,933,638)	$(1,505,690)

	For the Nine Months Ended		Period from March 18, 2021 (inception) through
	September 30, 2022		September 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of carrying value to redemption value	$(5,506,411)	$(1,693,102)	$(815,725)	$(782,257)
Accretion of carrying value to redemption value	6,986,574	-	1,326,061	-
Allocation of net income (loss)	$1,480,163	$(1,693,102)	$510,336	$(782,257)
Denominators:
Weighted-average shares outstanding	5,750,000	1,768,000	1,496,173	1,434,786
Basic and diluted net income (loss) per share	$0.26	$(0.96)	$0.34	$(0.55)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including accretion of carrying value to redemption value	$(1,478,906)	$(454,732)	$(998,165)	$(507,525)
Accretion of carrying value to redemption value	2,020,788	-	1,326,061	-
Allocation of net income (loss)	$541,882	$(454,732)	$327,896	$(507,525)
Denominators:
Weighted-average shares outstanding	5,750,000	1,768,000	3,187,500	1,620,712
Basic and diluted net income (loss) per share	$0.09	$(0.26)	$0.10	$(0.32)

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the balance sheet. The fair values of cash, and other current assets, accrued expenses, amount due to a related party are estimated to approximate the carrying values as of September 30, 2022 and December 31, 2021 due to the short maturities of such instruments. The Company measured its investments held in trust account at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and the fair value is based on Level 1 inputs.

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

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 — INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2022, investment securities in the Company’s Trust Account consisted of $59,003,219 in United States Treasury Bills and $0 in cash. The Company classifies its United States Treasury securities as available-for-sale. Available-for-sale marketable securities are recorded at their estimated fair value on the accompanying September 30, 2022 and December 31, 2021 balance sheet. The carrying value, including gross unrealized holding gain as other comprehensive income and fair value of held to marketable securities on September 30, 2022 and December 31, 2021 are as follows:

	Carrying Value as of September 30, 2022	Gross Unrealized Holding Gain	Fair Value as of September 30, 2022
	(Unaudited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$59,003,219	$-	$59,003,219

	Carrying Value as of December 31, 2021	Gross Unrealized Holding Gain	Fair Value as of December 31, 2021
	(Audited)
Available-for-sale marketable securities:
U.S. Treasury Securities	$58,076,604	$-	$58,076,604

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

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Advances from a Related Party

As of September 30, 2022 and December 31, 2021, the Company had temporary advances of $9,451 and $9,086 from a related party for the payment of costs related to the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from April 1, 2021, to pay Nova Pulsar Holdings Limited a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders.

Related Party Extensions Loan

The Company will have until 12 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. However, if the Company anticipates that the Company may not be able to consummate the initial Business Combination within 12 months (or 15 months if the Company has filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period), the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times (or two times) by an additional three months each time for a total of up to 21 months to complete a Business Combination. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and American Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000, on or prior to the date of the applicable deadline. On November 1, 2022, the Board of Directors of the Company, through written resolution, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period nine times for an additional one month each time from November 10, 2022 to August 10, 2023 by depositing into the Trust Account $0.0416 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit.

On August 4, 2022, the Company issued an unsecured promissory note in an amount of $575,000 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 10, 2022. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of September 30, 2022 and December 31, 2021, the note payable balance was $575,000 and $0, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, 1,768,000 Ordinary Shares were issued and outstanding excluding 5,750,000 shares are subject to possible redemption.

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless. The Company assessed the key terms applicable to the Public Warrants as well as the Private Warrants and believes the Public Warrants and Private Warrants, if were issued, should be classified as equity in accordance with ASC 480 and ASC 815.

NOVA VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2022, up through November 14, 2022, the Company issued the unaudited condensed financial statements.

On November 1, 2022, the Board of Directors of the Company approved the amendment to the amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination nine times for an additional one month each time from November 10, 2022 to August 10, 2023. Additionally, the Board of Directors of the Company approved to amend the Trust Agreement to extend the business combination period nine times for an additional one month each time from November 10, 2022 to August 10, 2023 by depositing into the trust account $0.0416 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension in the event that the Company has not consummated a business combination. On November 9, 2022, the Company issued an unsecured promissory note in an amount of $75,030 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until December 10, 2022. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

On November 9, 2022, 3,946,388 shares were redeemed by certain shareholders at a price of approximately $10.29 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $40,622,540.

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

Results of Operations

Our entire activity from inception up to August 10, 2021 was in preparation for the initial public offering. Since the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period as we are getting closer to secure a deal to merge.

For the three months ended September 30, 2022, we had a net income of $87,150, which was comprised of general and administrative expenses, dividend income and interest income.

For the three months ended September 30, 2021, we had a net loss of $179,629, which was comprised of general and administrative expenses, dividend income and interest income.

For the nine months ended September 30, 2022, we had a net loss of $212,939, which was comprised of general and administrative expenses, dividend income and interest income.

For the period from March 18, 2021 (inception) to September 30, 2021, we had a net loss of $271,921, which was comprised of formation and operating expenses.

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

As of September 30, 2022, we had cash outside our trust account of $227,031, working capital deficit of $287,599 and marketable securities held in the Trust Account of $59,003,219.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had initially until August 10, 2022 to consummate a Business Combination. The Company may elect, following the Trust Agreement, to extend the period of time to consummate a Business Combination up to three times, each by an additional three months (or up to 21 months total) subject to the Sponsor depositing into the Trust Account $575,000 for each three month extension. On August 4, 2022, an extension payment of $575,000 was deposited by the Sponsor into the Company’s Trust Account to extend the August 10, 2022 deadline to November 10, 2022. Additionally, on November 1, 2022, through written resolution, the Board of Directors of the Company approved the amendment to the Company’s amended and restated memorandum and article of association and the Trust Agreement to extend the date by which the Company has to consummate a business combination nine times for an additional one month each time from November 10, 2022 to August 10, 2022 by depositing into the trust account $0.0416 per issued and outstanding Public Shares that has not been redeemed for each one-month extension. On November 9, 2022 the Sponsor deposited into the Trust Account $239,200 to extend the business combination period from November 10, 2022 to December 10, 2022 and the Company issued a note in connection with such deposit. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities as of September 30, 2022.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2022, the Company has not considered the effect of the warrants and rights sold in the Initial Public Offering and the private placements in the calculation of diluted net income (loss) per share, since the exercise of the warrants and rights is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP and applicable SEC reporting requirements. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA VISION ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

