Form 10-K
period 2022-12-31
Nova Vision Acquisition Corp
filed 2023-03-31
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-40713

NOVA VISION ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Havelock Road #07-12 Singapore	059763
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +65 87183000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, par value $0.0001 per share, one Redeemable Warrant entitling the holder to purchase one half of an Ordinary Share, and one Right entitling the holder to receive one-tenth of an Ordinary Share	NOVVU	NASDAQ Capital Market
Ordinary Share	NOVV	NASDAQ Capital Market
Warrants	NOVVW	NASDAQ Capital Market
Rights	NOVVR	NASDAQ Capital Market

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

At December 31, 2022, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $18,742,020.

As of March 24, 2023, the Registrant had 3,571,612 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOVA VISION ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2022

i

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

The private units are identical to the units sold in the IPO except with respect to certain registration rights and transfer restrictions. Additionally, because the private units will be issued in a private transaction, our sponsor and its permitted transferees will be allowed to cash exercise the private warrants even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Furthermore, our sponsor has agreed (A) to vote the ordinary shares underlying the private units, or “private shares,” in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to our amended and restated memorandum and articles of association that would stop our public shareholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 24 months (assuming full extension of the period of time to consummate a business combination, as described in more detail in the prospectus of the Company relating to the IPO) from the closing of the IPO unless we provide public shareholders with the opportunity to redeem their public shares from the trust account in connection with any such vote, (C) not to convert any private shares for cash from the trust account in connection with a shareholder vote to approve our proposed initial business combination or a vote to amend the provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity and (D) that the private shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Our sponsor has also agreed not to transfer, assign or sell any of the private units or underlying securities (except to the same permitted transferees as the insider shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the insider shares must agree to, each as described above) until 30 calendar days after the completion of our initial business combination.

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

We may not be able to complete an initial business combination with a U.S. target company since such initial business combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or ultimately prohibited.

Certain companies requiring federal-issued licenses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Our Sponsor, Nova Pulsar Holdings Limited, is controlled by Mr. Wing-Ho Ngan, our Chairman, a non-U.S. person and a Hong Kong national. Our sponsor currently owns 23.21% of our outstanding shares. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as our Sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. Therefore, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. target company falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by August 10, 2023 (assuming full extension of the time to complete a business combination) from the closing of our initial public offering because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $10.39 per share, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Risks related to Potential Application of the Investment Company Act

As of the date hereof, substantially all of the assets held in the trust account are held in money market funds, which primarily invest in U.S. Treasury Bills. There is uncertainty under the Investment Company Act of 1940 (the “Investment Company Act”) whether special purpose acquisition companies, or “SPACs,” could become subject to regulation under the Investment Company Act. The longer that the funds in the trust account are held in U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case a claim could be made that we have been operating as an unregistered investment company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in a bank deposit account in order to mitigate the risks of falling within the definition of “investment company” under the Investment Company Act.

If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds and for which we would not have sufficient time to comply with prior to the expiration of its time to complete a business combination. As a result, if we were deemed to be an investment company, we would expect to abandon its efforts to complete an initial business combination and instead to liquidate and dissolve. If we are required to liquidate and dissolve, our investors would lose the opportunity to invest in a target company and would not be able to realize the benefits of owning shares in the post-business combination company, including the potential appreciation of our share price following such a transaction. In addition, in the event of our liquidation and dissolution, our warrants and rights would expire worthless.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 24 months (as such period may be extended up to 24 months at the election of the Company subject to the satisfaction of certain conditions) from the closing of the IPO in order to be able to receive a pro rata share of the trust account.

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

Ability to Extend Time to Complete Business Combination

The Company’s IPO prospectus dated August 5, 2021 provided that the Company initially had until 12 months from the closing of the IPO to complete its initial business combination, or, if we anticipate that we may not be able to consummate our initial business combination (i) within 12 months from the consummation of the IPO in the situation that we have not filed a proxy statement, registration statement or similar filing for an initial business combination within such 12-month period, or (ii) within 15 months from the consummation of the IPO in the situation that we have filed within such 12-month period, we may, but are not obligated to, extend the period of time to consummate a business combination three times and two times respectively by an additional three months each time for a total of up to 21 months to complete a business combination. In order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three month extension $500,000, or $575,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. As we had not filed a proxy statement, registration statement or similar filing for an initial business combination within 12 months from the closing of the IPO, on August 4, 2022, the Company issued an unsecured promissory note in the aggregate principal amount of $575,000 the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time the Company has available to complete a business combination for a period of three months to November 10, 2022. Such promissory note does not bear interest and matures upon the closing of a business combination by the Company. In addition, the promissory note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

Subsequently, as approved by its shareholders at the Annual Meeting of Shareholders on November 9, 2022 (the “Meeting”), the Company amended the amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination nine (9) times for an additional one (1) month each time from November 10, 2022 to August 10, 2023 and entered into an amendment (the “Trust Amendment”) to the investment management trust agreement, dated August 5, 2021, with American Stock Transfer & Trust Company on November 9, 2022. Pursuant to the Trust Amendment, the Company has the right to extend the time to complete a business combination nine (9) times for an additional one (1) month each time from November 10, 2022 to August 10, 2023, by depositing $0.0416 for each issued and outstanding Company ordinary share issued in the IPO that has not been redeemed (the “Public Share”) for each one-month extension. Our insiders or their affiliates or designees must deposit such amount into the trust account for each one-month extension on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. We intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

In order to extend the amount of time the Company has to complete a business combination, the Company issued a total of five non-interest bearing, unsecured promissory notes (excluding the promissory note issued on August 4, 2022 mentioned above, the “Promissory Notes”), each for an amount of $75,030.26 (representing $0.0416 per Public Share), on November 9, 2022, December 8, 2022, January 5, 2023, February 7, 2023 and March 7, 2023, respectively, to the Sponsor in exchange for the Sponsor depositing the same amount into the Company’s trust account. All Promissory Notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit, but will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. As of the date of this report, the Company has until April 10, 2023 to consummate a business combination but may further extend the period four times for one month each time up to August 10, 2023.

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

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by April 10, 2023 (or August 10, 2023 if we choose to extend such period), we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public warrants and public rights will expire and will be worthless.

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

Facilities

In February 2023, the Company changed its principal executive office address to 2 Havelock Road #07-12 Singapore 059763. The cost for this space is provided to us by Nova Pulsar Holdings Limited as part of the $10,000 per month payment we make to it for general and administrative services, including office space and administrative services to the Company.  We consider our current office space adequate for our current operations.

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

As a smaller reporting company we are not required to make disclosures under this Item. For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (Registration No. 333-257124) filed in connection with our IPO.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 2 Havelock Road #07-12 Singapore 059763. The cost for this space is provided to us by Nova Pulsar Holdings Limited, as part of the $10,000 per month payment we make to it for office space and related services.  We consider our current office space adequate for our current operations.

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

Holders of Record

In connection with the shareholders vote at the Company’s Annual Meeting of Shareholders on November 9, 2022, 3,946,388 ordinary shares were tendered for redemption. As of March 31, 2023, there were 3,571,612 of our ordinary shares issued and outstanding held by eight shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of December 31, 2022 and 2021, a total of $18,742,020 and $58,076,604 was held in a trust account established for the benefit of the Company’s public shareholders respectively. $18,742,020 as of December 31, 2022 included $58,075,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements, $639,529 of subsequent interest income, $650,030 of note payable extension fee and offset by $40,622,539 of share redemption. $58,076,604 as of December 31, 2021 included $58,075,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements and $1,604 of subsequent interest income.

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

As of December 31, 2021, we paid a total of $1,006,250 in underwriting discounts and commissions (not including the 1.3% deferred underwriting commission payable at the consummation of initial business combination) and approximately $201,730 for other costs and expenses related to the initial public offering.

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

For the year ended December 31, 2022, we had a net loss of $75,807, which was comprised of interest and dividend income earned in investments held in Trust Account of $637,925 and general administrative expenses of $713,827.

For the period from March 18, 2021 (inception) through December 31, 2021, we had a net loss of $378,461, which was comprised of interest and dividend income earned in investments held in Trust Account of $1,604 and general and administrative expenses of $380,112.

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

On November 1, 2022, we, through written resolution, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period nine times for an additional one month each time from November 10, 2022 to August 10, 2023 by depositing into the Trust Account $0.0416 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension.

On November 9, 2022, 3,946,388 shares were redeemed by certain shareholders at a price of approximately $10.29 per share, including dividend income earned from investments held on Trust Account and extension payments deposited in the Trust Account, in an aggregate amount of $40,622,540.

As of December 31, 2022, we had cash outside our trust account of $163,442 and marketable securities held in the Trust Account of $18,742,020, respectively.

We intend to use substantially all of the net proceeds of the initial public offering, including the funds held in the Trust Account and share redemption paid out by the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our business combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

For the year ended December 31, 2022, the Company incurred net loss of $75,807 and had negative cash provided by operating activities of $709,558. As of December 31, 2022, the Company had cash of $163,442 with working deficit of $511,807. We may need to raise additional capital through loans or additional investments from its Sponsor or third parties.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. On November 1, 2022, we extend the business combination period nine times for an additional one month each time from November 10, 2022 to August 10, 2023 by depositing into the Trust Account $0.0416 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. We have until April 10, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 10, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021.   We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

At December 31, 2022 and 2021, we have no long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to us, commencing from April 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $750,000 or 1.75% of the gross proceeds of the Initial Public. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

We account for the ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of December 31, 2022 and 2021, 1,803,612 and 5,750,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of our control are presented as temporary equity, outside of the shareholders’ (deficit) equity section of our balance sheets.

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

The fair value of certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in our balance sheets. The fair values of cash, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments.

As of December 31, 2022, investment securities in our Trust Account consisted of $18,742,020 in United States Treasury Bills and $0 in cash. As of December 31, 2021, investment securities in our Trust Account consisted of $58,076,604 in United States Treasury Bills and $0 in cash.

●	Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2022 and 2021, we have not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 3,075,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the years presented.

The net loss per share presented in the statements of operations is based on the following:

	For the Year Ended December 31,	For the Period from March 18, 2021 (inception) through December 31,
	2022	2021
Net loss	$(75,807)	$(378,461)
Accretion of carrying value to redemption value	(7,347,914)	(3,564,354)
Net loss including accretion of carrying value to redemption value	$(7,423,721)	$(3,942,815)

	For the year ended December 31,		For the Period from March 18, 2021 (inception) through December 31,
	2022		2021
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(5,536,780)	$(1,886,941)	$(2,560,555)	$(1,382,260)
Accretion of carrying value to redemption value	7,347,914	-	3,564,354	-
Allocation of net income (loss)	$1,811,134	$(1,886,941)	$1,003,799	$(1,382,260)
Denominators:
Weighted-average shares outstanding	5,187,775	1,768,000	2,855,035	1,541,229
Basic and diluted net income (loss) per share	$0.35	$(1.07)	$0.35	$(0.90)

●	Related parties

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Dismissal of Independent Registered Public Accounting Firm

Based on information provided by Friedman LLP (“Friedman”), the independent registered public accounting firm of Nova Vision Acquisition Corp. (the “Company”), effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm. Friedman continued to serve as the Company’s independent registered public accounting firm through September 21, 2022. On September 21, 2022, the audit committee of the board of directors of the Company dismissed Friedman and engaged Marcum to serve as the independent registered public accounting firm of the Company for the year ended December 31, 2022. The services previously provided by Friedman are now be provided by Marcum.

Friedman’s report on the Company’s financial statements for the period from March 18, 2021 (inception) to December 31, 2021 (the “Audit Report”) did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Audit Report contained an uncertainty about the Company’s ability to continue as a going concern.

During the period from March 18, 2021 (inception) to December 31, 2021, and the subsequent interim period through September 21, 2022, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, from the time of Friedman’s engagement up to the date of termination which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Friedman with a copy of the above disclosures and requested that Friedman provide the Company with a letter addressed to the SEC stating whether or not it agrees with the statements made above. A copy of Friedman’s letter dated September 23, 2022 was furnished as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC by the Company on September 23, 2022.

Appointment of Independent Registered Public Accounting Firm

On September 21, 2022, the Company engaged Marcum as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2022. During the period from March 18, 2021 (inception) through the subsequent interim period on or prior to the appointment of Marcum, neither the Company nor anyone on its behalf consulted with Marcum regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2022 was not effective due to material weakness identified related to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 31, 2023.

Name	Age	Position
Eric Ping Hang Wong	51	Director, Chief Executive Officer, and Chief Financial Officer
Wing-Ho Ngan	48	Chairman
Tin Lun Brian Cheng	46	Independent Director
Philip Richard Herbert	58	Independent Director
Chun Fung Horace Ma	52	Independent Director

Below is a summary of the business experience of each of our executive officers and directors:

Mr. Eric Ping Hang Wong has served as our Chief Executive Officer, Chief Financial Officer and Director since March 2021. Mr. Wong has more than 25 years of commercial experience in corporate finance, mergers and acquisitions, integrating and leading growth in public and private multinational companies. Mr. Wong currently serves as a senior advisor at Third Generation Capital Limited, a middle market corporate finance advisory firm specializing in the Asian market. Mr. Wong is also the Chairman and Managing Director of Nova Vision Capital Limited, a management consulting company. Prior to joining Nova Vision Capital Limited and Third Generation Capital Limited in 2020, Mr. Wong was an executive vice president of Living Style Group (LSG), previously the Home Lifestyle product vertical of Li & Fung Limited, a leading global consumer products and supply chain company. Mr. Wong was also a member of the Executive Committee driving the growth strategy of this Home Lifestyle vertical at Li & Fung from 2008 to 2018. He led the mergers and acquisitions strategy for Li & Fung, having completed and integrated multiple strategic acquisitions to spearhead the creation of one of the premier home furnishings suppliers to the North American market with operations across 12 countries. Concurrent with leading mergers and acquisitions, Mr. Wong was leading LSG’s largest industrial brand Whalen, scaling the business and doubling revenue in two years from 2018 to 2020. This growth helped culminate into the sale and privatization of LSG to private equity firms Hony Capital and Fung Group in 2018. Prior to joining Li & Fung, from 2005 to 2008, Mr. Wong was a senior vice president and shareholder at RT Sourcing Asia Limited (a leading global supply chain company), where he led its general merchandise division and Asia operations. In 2008, Mr. Wong and his partners at RT Sourcing sold its business to Li & Fung. From 2008 to 2011, Mr. Wong was a senior vice president at Li & Fung leading the general merchandise division and the quality operations for the company. Mr. Wong has also held senior executive and director positions in high growth private companies in Asia and the United States from 2001 to 2007. Mr. Wong has been a member of the Chartered Professional Accountants of Canada since 1999. He practiced public accounting and corporate finance for Deloitte & Touche LLP and Ernst & Young Corporate Finance LLC, respectively, in Toronto Canada from 1996 to 2000, where he focused in the technology, manufacturing and real estate sectors. Mr. Wong graduated from Western University with a Bachelor of Arts degree majoring in economics and commerce in 1993. He completed an MBA from the Rotman School of Management at University of Toronto in 1999.

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

Executive Officer and Director Compensation

We will pay $10,000 per month administrative fee to the sponsor until completion of the Company’s Business Combination or the liquidation of the trust account to public shareholders.   No other compensation of any kind, including finders, consulting or other similar fees, has been paid or will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

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

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of Independent Directors” who are “financially literate” as defined under NASDAQ listing standards. NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheets, income statements and cash flow statements.

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

Executive Officers and Director Compensation

We pay $10,000 per month administrative fee to the sponsor from April 1, 2021.   No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of March 14, 2022. As of March 31, 2023, we had 3,571,612 ordinary shares issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Nova Pulsar Holdings Limited(2)	1,405,000	39.3%
Poseidon Ocean Corporation(3)	200,000	5.6%
Eric Ping Hang Wong	100,000	2.8%
Wing-Ho Ngan(2)	1,405,000	39.3%
Tin Lun Brian Cheng	10,000	* %
Philip Richard Herbert	10,000	* %
Chun Fung Horace Ma	20,000	* %
All directors and executive officers (five individuals) as a group	1,545,000	43.3%
Other 5% shareholders
Yakira Partners, L.P.(4)	350,000	9.8%
Polar Asset Management Partners Inc.(5)	435,000	12.2%
Periscope Capital Inc.(6)	237,819	6.7%

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

(3) Poseidon Ocean Corporation, our advisor, is controlled by Mr. Kin (Stephen) Sze.

(4) According to a Schedule 13G filed on January 31, 2023, interests shown are held by Yakira Partners, L.P., Yakira Enhanced Offshore Fund Ltd. and MAP 136 Segregated Portfolio. The address of the business office of each of these reporting persons is 1555 Post Road East, Suite 202, Westport, CT 06880.

(5) According to an amended Schedule 13G filed on February 13, 2023, interests shown are held by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. Polar Asset Management Partners Inc. is an investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission. The business address of each of the reporting entities or individuals is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(6) According to a Schedule 13G filed on February 13, 2023, Periscope Capital Inc. is the beneficial owner of 143,219 shares, and acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 94,600 shares. The business address of the reporting entity is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

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

As of December 31, 2022 and 2021, we had temporary advances of $129,451 and $9,086 from a related party for the payment of costs related to general and administrative services and the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

On August 4, 2022, the Company issued an unsecured promissory note in the aggregate principal amount of $575,000 the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time the Company has available to complete a business combination for a period of three months to November 10, 2022. Subsequently, the Company further issued a total of five non-interest bearing, unsecured promissory notes (together with the promissory note issued on August 4, 2022, the “Promissory Notes”), each for an amount of $75,030.26 (representing $0.0416 per Public Share), on November 9, 2022, December 8, 2022, January 5, 2023, February 7, 2023 and March 7, 2023, respectively, to the Sponsor in exchange for the Sponsor depositing the same amount into the Company’s Trust Account. All Promissory Notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit, but will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. As of the date of this report, the Company has until April 10, 2023 to consummate a business combination but may further extend the period four times for one month each time up to August 10, 2023.

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

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) and Friedman LLP (“Friedman”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman and Marcum in connection with regulatory filings. The aggregate fees billed by Friedman and Marcum for professional services rendered for the audits of our annual financial statements, reviews of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and period from March 18, 2021 (inception) through December 31, 2021 totaled approximately $33,000 and $55,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings and professional services rendered in connection with the IPO.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Friedman and Marcum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2022 and period from March 18, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Friedman or Marcum for tax planning and tax advice for the year ended December 31, 2022 and period from March 18, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Friedman or Marcum for other services for the year ended December 31, 2022 and period from March 18, 2021 (inception) through December 31, 2021.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 5, 2021, by and between the Registrant and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

3.2	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 10, 2022)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.5	Warrant Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

4.6	Rights Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.1	Letter Agreements, dated August 5, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.2	Investment Management Trust Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.3	Stock Escrow Agreement, dated August 5, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.4	Registration Rights Agreement, dated August 5, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.5	Subscription Agreement, dated August 5, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

10.6	Amendment to Investment Management Trust Agreement, dated November 9, 2022, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 10, 2022)

10.7	Promissory Note issued to Nova Pulsar Holdings Limited dated August 4, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 9, 2022)

10.8	Promissory Note issued to Nova Pulsar Holdings Limited dated November 9, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 10, 2022)

10.9	Promissory Note issued to Nova Pulsar Holdings Limited dated December 8, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2022)

10.10	Promissory Note issued to Nova Pulsar Holdings Limited dated January 5, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2023)

10.11	Promissory Note issued to Nova Pulsar Holdings Limited dated February 7, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 10, 2023)

10.12	Promissory Note issued to Nova Pulsar Holdings Limited dated March 7, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2023)

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.2	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.4	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA VISION ACQUISITION CORP.

Dated: March 31, 2023	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Ping Hang Wong	Chief Executive Officer (Principal executive	March 31, 2023
Eric Ping Hang Wong	officer), Chief Financial Officer (Principal
financial and accounting officer) and Director

/s/ Wing-Ho Ngan	Chairman of the Board	March 31, 2023
Wing-Ho Ngan

/s/ Tin Lun Brian Cheng	Independent Director	March 31, 2023
Tin Lun Brian Cheng

/s/ Philip Richard Herbert	Independent Director	March 31, 2023
Philip Richard Herbert

/s/ Chun Fung Horace Ma	Independent Director	March 31, 2023
Chun Fung Horace Ma

NOVA VISION ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nova Vision Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nova Vision Acquisition Corp. (the “Company”) as of December 31, 2022, the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for the year ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. If the Company does not complete a business combination by April 10, 2023 (or August 10, 2023, if the Company extends the period of time to complete a business combination), it will be required to cease all operations, except for the purpose of winding up. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Costa Mesa, CA

March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nova Vision Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Nova Vision Acquisition Corporation (the Company) as of December 31, 2021, and the related statements of operations, changes in shareholders’ equity, and cash flows for the period from March 18, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 18, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP

We served as the Company’s auditor from 2021 through 2022.

New York, New York

March 15, 2022

NOVA VISION ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$163,442	$752,635
Prepaid expenses	121,259	137,498

Total current assets	284,701	890,133
Investment held in Trust Account	18,742,020	58,076,604

TOTAL ASSETS	$19,026,721	$58,966,737

LIABILITIES, TEMPORATY EQUITY AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$17,027	$29,092
Amount due to a related party	129,451	9,086
Note payable	650,030	-

Total Current Liabilities	796,508	38,178

Deferred underwriting compensation	750,000	750,000

TOTAL LIABILITIES	1,546,508	788,178

Commitments and contingencies
Ordinary shares subject to possible redemption 1,803,612 and 5,750,000 shares issued and outstanding at redemption value at December 31, 2022 and 2021, respectively	18,742,020	52,016,645

Shareholders’ (deficit) equity:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,768,000 shares issued and outstanding (excluding 1,803,612 and 5,750,000 shares subject to redemption), respectively	177	177
Additional paid-in capital	-	6,540,198
Accumulated deficit	(1,261,984)	(378,461)

Total Shareholders’ (Deficit) Equity	(1,261,807)	6,161,914

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ (DEFICIT) EQUITY	$19,026,721	$58,966,737

The accompanying notes are an integral part of these financial statements.

NOVA VISION ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31,	Period from March 18, 2021 (inception) through
	2022	2021

General and administrative expenses	$(713,827)	$(380,112)

Other income:
Dividend income earned in investments held in Trust Account	637,925	1,604
Exchange gain	47	-
Interest income	48	47

Total other income	638,020	1,651

Loss before income taxes	(75,807)	(378,461)

Income taxes	-	-

NET LOSS	$(75,807)	$(378,461)

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	5,187,775	2,855,035

Basic and diluted net income per ordinary shares subject to possible redemption	$0.35	$0.35

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Nova Vision Acquisition Corporation	1,768,000	1,541,229

Basic and diluted net loss, ordinary shares attributable to Nova Vision Acquisition Corporation	$(1.07)	$(0.90)

The accompanying notes are an integral part of these financial statements.

NOVA VISION ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	For the year ended December 31, 2022
	Ordinary shares		Additional	Accumulated	Total shareholders’
	No. of shares	Amount	paid-in capital	deficit	equity (deficit)

Balance as of January 1, 2022	1,768,000	$177	$6,540,198	$(378,461)	$6,161,914

Accretion of carrying value to redemption value	-	-	(6,540,198)	(807,716)	(7,347,914)
Net loss for the year	-	-	-	(75,807)	(75,807)

Balance as of December 31, 2022	1,768,000	$177	$-	$(1,261,984)	$(1,261,807)

	For the period from March 18, 2021 (inception) through December 31, 2021
	Ordinary shares		Additional	Accumulated	Total shareholders’
	No. of shares	Amount	paid-in capital	deficit	equity

Balance as of March 18, 2021 (inception)	100,000	$10	$-	$-	$10

Founder shares issued	1,337,500	134	24,856	-	24,990
Sale of units in initial public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of units to the founder in private placement	307,500	31	3,074,969	-	3,075,000
Sale of representative share	23,000	2	(2)	-	-
Offering costs paid	-	-	(2,042,980)	-	(2,042,980)
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(48,451,716)	-	(48,452,291)
Accretion of carrying value to redemption value	-	-	(3,564,354)	-	(3,564,354)
Net loss for the period	-	-	-	(378,461)	(378,461)

Balance as of December 31, 2021	1,768,000	$177	$6,540,198	$(378,461)	$6,161,914

The accompanying notes are an integral part of these financial statements.

NOVA VISION ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2022	Period from March 18, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net loss	$(75,807)	$(378,461)
Adjustments to reconcile net loss to net cash used in operating activities
Dividend income earned in investments held in Trust Account	(637,925)	(1,604)

Change in operating assets and liabilities:
(Increase) decrease in prepayment	16,239	(137,498)
Increase (decrease) in accrued expenses	(12,065)	29,092
Net cash used in operating activities	(709,558)	(488,471)

Cash flows from investing activities
Proceeds deposited in Trust Account	-	(58,075,000)

Net cash used in investing activities	-	(58,075,000)

Cash flows from financing activities:
Proceeds from a related party loan	120,365	9,086
Proceeds from issuance of ordinary shares	-	25,000
Proceeds from public offering	-	57,500,000
Proceeds from private placement	-	3,075,000
Payment of offering costs	-	(1,292,980)
Net cash provided by financing activities	120,365	59,316,106

NET CHANGE IN CASH	(589,193)	752,635

CASH, BEGINNING OF YEAR/PERIOD	752,635	-

CASH, END OF YEAR/PERIOD	$163,442	$752,635

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of carrying value to redemption value	$7,347,914	$3,564,354
Proceeds of promissory notes deposited in Trust Account by a founder shareholder	$650,030	$-
Initial classification of ordinary shares subject to possible redemption	$-	$48,452,291
Deferred underwriting fee payable	$750,000	$750,000

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

The Company’s entire activities from inception up to August 10, 2021 were in preparation for the initial public offering. Since the initial public offering, the Company’s activity has been limited to the evaluation of business combination candidates. The Company has selected December 31 as its fiscal year end.

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

Trust Account

Upon the closing of the Initial Public Offering and over-allotment exercised, $55,000,000 was placed in a trust account (the “Trust Account”) with American Stock Transfer & Trust Company acting as trustee. The aggregate amount of $58,075,000 (including $3,075,000 released from the escrow account on August 13, 2021) held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within 21 months from the closing of the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations. On November 9, 2022, 3,946,388 shares were redeemed by certain shareholders at a price of approximately $10.29 per share, including income earned from investments held on Trust Account and extension payments deposited in the Trust Account, in an aggregate amount of $40,622,540.

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

The Company will either seek shareholder approval of any Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. These shares have been recorded at redemption value and are classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity (“ASC 480”). The Company will proceed with a Business Combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the Business Combination and, solely if shareholder approval is sought, a majority of the outstanding ordinary shares of the Company voted are voted in favor of the Business Combination.

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

Liquidation

For the year ended December 31, 2022, the Company incurred net loss of $75,807 and had negative cash provided by operating activities of $709,558. As of December 31, 2022, the Company had cash of $163,442 with negative working capital of $511,807. If the Company does not complete a Business Combination within 12 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial Business Combination within 12 months (or 15 months if the Company has filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period), the Company may, but are not obligated to, extend the period of time to consummate a Business Combination three times (or two times) by an additional three months each time (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and American Stock Transfer & Trust Company on July 30, 2021, in order to extend the time available for the Company to consummate the initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share in either case), on or prior to the date of the applicable deadline. On November 1, 2022, the Board of Directors of the Company, through written resolution, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period nine times for an additional one month each time from November 10, 2022 to August 10, 2023 by depositing into the Trust Account $0.0416 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial Business Combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial Business Combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial Business Combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the warrants and rights will expire and will be worthless.

Liquidity and Going Concern

For the year ended December 31, 2022, the Company incurred net loss of $75,807 and had negative cash provided by operating activities of $709,558. As of December 31, 2022, the Company had cash of $163,442 with working deficit of $511,807. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 6.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until April 10, 2023 (up to August 10, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 10, 2023 (up to August 10, 2023).

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

● Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

● Investment held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the Balance Sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying Statements of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

● Warrant accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815 “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 815, therefore, the warrants are classified as equity as of December 31, 2022 and 2021.

● Income taxes

Income taxes are determined in accordance with the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company’s tax provision is zero for the year ended December 31, 2022 and for the period from March 18, 2021 (inception) through December 31, 2021.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ (deficit) equity. As of December 31, 2022 and 2021, 1,803,612 and 5,750,000 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s balance sheets.

● Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2022 and 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 3,075,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net loss per share presented in the statements of operations is based on the following:

	For the Year Ended December 31,	For the period from March 18, 2021 (inception) through December 31,
	2022	2021
Net loss	$(75,807)	$(378,461)
Accretion of carrying value to redemption value	(7,347,914)	(3,564,354)
Net loss including accretion of carrying value to redemption value	$(7,423,721)	$(3,942,815)

	For the year ended December 31,		For the period from March 18, 2021 (inception) through December 31,
	2022		2021
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(5,536,780)	$(1,886,941)	$(2,560,555)	$(1,382,260)
Accretion of carrying value to redemption value	7,347,914	-	3,564,354	-
Allocation of net income (loss)	$1,811,134	$(1,886,941)	$1,003,799	$(1,382,260)
Denominators:
Weighted-average shares outstanding	5,187,775	1,768,000	2,855,035	1,541,229
Basic and diluted net income (loss) per share	$0.35	$(1.07)	$0.35	$(0.90)

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

● Fair value of financial instruments

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the balance sheets. The fair values of cash, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments.

● Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

● Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

NOTE 3 — INVESTMENT HELD IN TRUST ACCOUNT

As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $18,742,020 in United States Treasury Bills and $0 in cash. As of December 31, 2021, investment securities in the Company’s Trust Account consisted of $58,076,604 in United States Treasury Bills and $0 in cash.

On November 9, 2022, 3,946,388 shares were redeemed by certain shareholders at a price of approximately $10.29 per share, including dividend income earned from investments held on Trust Account and extension payments deposited in the Trust Account, in an aggregate amount of $40,622,539.

The carrying value, including fair value of held to marketable securities on December 31, 2022 and 2021 are as follows:

	For the year ended December 31,	For the period from March 18, 2021 (inception) through December 31,
	2022	2021
Balance brought forward	$58,076,604	$-
Gross proceeds from IPO	-	58,075,000
Plus:
Dividend income earned in Trust Account	637,925	1,604
Business combination extension fee	650,030	-
Less:
Share redemption during the year	(40,622,539)	—

Balance carried forward	$18,742,020	$58,076,604

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

Advances from a Related Party

As of December 31, 2022 and 2021, the Company had temporary advances of $129,451 and $9,086 from a related party for the payment of costs related to general and administrative services and the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from April 1, 2021, to pay Nova Pulsar Holdings Limited a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. As of December 31, 2022 and 2021, the unpaid balance of $120,000 and $0 which included in amount due to related party balance.

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

On each of December 8, 2022, January 5, 2023, February 7, 2023 and March 7, 2023, the Company issued an unsecured promissory note in an amount of $75,030 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 10, 2023. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of December 31, 2022 and 2021, the note payable balance was $650,030 and $0, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY (DEFICIT)

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, 1,768,000 Ordinary Shares were issued and outstanding excluding 1,803,612 and 5,750,000 shares are subject to possible redemption, respectively.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $750,000 or 1.75% of the gross proceeds of the Initial Public Offering. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the financial statements.

On January 5, 2023, February 7, 2023 and March 7, 2023, the Company issued each of unsecured promissory note in the aggregate principal amount of $75,030 to Nova Pulsar Holdings Limited in exchange for Nova Pulsar Holdings Limited depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination until April 10, 2023.

On March 27, 2023, the Company entered into that certain Agreement and Plan of Merger (as may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and between the Company and Real Messenger Holdings Limited, a Cayman Islands exempted company. pursuant to which (a) the Company will form Real Messenger Corporation, a Cayman Islands exempted company, as its wholly owned subsidiary (“Purchaser”), (b) Purchaser will form RM2 Limited, a Cayman Islands exempted company, as its wholly owned subsidiary (“Merger Sub”), (c) the Company will be merged with and into Purchaser (the “Reincorporation Merger”), with Purchaser surviving the Reincorporation Merger, and (d) Merger Sub will be merged with and into the Company (the “Acquisition Merger”), with the Company surviving the Acquisition Merger as a direct wholly owned subsidiary of Purchaser (collectively, the “Business Combination”).

Pursuant to the Merger Agreement, Purchaser will issue 7,500,000 ordinary shares with a deemed price per share of US$10.00 for a total value of $75,000,000 (“Aggregate Stock Consideration”) to the current shareholders of the Company (the “Shareholders”), among which, 6,000,000 ordinary shares (the “Closing Payment Shares”) will be delivered to the Shareholders at the Closing and 1,500,000 ordinary shares will be held back by Purchaser for one year after the Closing as security for indemnification obligation of the representations and warranties of the Company as set forth in the Merger Agreement (the “Holdback Shares”).

