Form 10-Q
period 2023-03-31
Nova Vision Acquisition Corp
filed 2023-05-15
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-40713

NOVA VISION ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Havelock Road Singapore	059763
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 15, 2023, there were 3,571,612 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

NOVA VISION ACQUISITION CORP.

Quarterly Report on Form 10-Q

2

PART I – FINANCIAL INFORMATION

NOVA VISION ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,
	2023	December 31,
	(Unaudited)	2022
ASSETS
Current assets
Cash	$123,147	$163,442
Prepaid expenses	61,641	121,259

Total current assets	184,788	284,701
Investments held in trust account	19,244,750	18,742,020

TOTAL ASSETS	$19,429,538	$19,026,721

LIABILITIES, TEMPORATY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$17,027	$17,027
Amount due to a related party	208,169	129,451
Note payable	950,151	650,030

Total Current Liabilities	1,175,347	796,508

Deferred underwriting compensation	750,000	750,000

TOTAL LIABILITIES	1,925,347	1,546,508

Commitments and contingencies
Ordinary shares subject to possible redemption, 1,803,612 shares issued and outstanding at redemption value at March 31, 2023 and December 31, 2022, respectively	19,244,750	18,742,020

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,768,000 shares issued and outstanding (excluding 1,803,612 shares subject to redemption)	177	177
Accumulated deficit	(1,740,736)	(1,261,984)

Total Shareholders’ Deficit	(1,740,559)	(1,261,807)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$19,429,538	$19,026,721

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2023	Three months ended March 31, 2022

General and administrative expenses	$(178,634)	$(203,686)

Other income:
Dividend income earned in investments held in Trust Account	202,609	4,740
Interest income	3	17

Total other income	202,612	4,757

Income (loss) before income taxes	23,978	(198,929)

Income taxes	-	-

NET INCOME (LOSS)	$23,978	$(198,929)

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	1,803,612	5,750,000

Basic and diluted net income per ordinary shares subject to possible redemption	$0.01	$0.07

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Nova Vision Acquisition Corporation	1,768,000	1,768,000

Basic and diluted net income (loss), ordinary shares attributable to Nova Vision Acquisition Corporation	$0.01	$(0.34)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	For the Three months ended March 31, 2023
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	deficit
Balance as of January 1, 2023	1,768,000	$177	$-	$(1,261,984)	$(1,261,807)

Remeasurement of carrying value to redemption value	-	-	-	(502,730)	(502,730)
Net income for the period	-	-	-	23,978	23,978

Balance as of March 31, 2023	1,768,000	$177	$-	$(1,740,736)	$(1,740,559)

	For the Three months ended March 31, 2022
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity
Balance as of January 1, 2022	1,768,000	$177	$6,540,198	$(378,461)	$6,161,914

Accretion of carrying value to redemption value	-	-	(2,379,385)	-	(2,379,385)
Net loss for the year	-	-	-	(198,929)	(198,929)

Balance as of March 31, 2022	1,768,000	$177	$4,160,813	$(577,390)	$3,583,600

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

	Three month ended March 31, 2023	Three months ended March 31, 2022
Cash flows from operating activities:
Net income (loss)	$23,978	$(198,929)
Adjustments to reconcile net loss to net cash used in operating activities
Dividend income earned in investments held in trust account	(202,609)	(4,740)

Change in operating assets and liabilities:
Increase in prepayment	59,618	78,749
Increase in accrued expenses	-	12,579

Net cash used in operating activities	(119,013)	(112,341)

Cash flows from investing activities
Proceeds of promissory notes deposited in trust account by a founder shareholder	(300,121)	-
Net cash used in investing activities	(300,121)	-

Cash flows from financing activities:
Proceeds of promissory notes	300,121	-
Proceeds from a related party	78,718	(180)
Net cash provided by (used in) financing activities	378,839	(180)

NET CHANGE IN CASH	(40,295)	(112,521)

CASH, BEGINNING OF PERIOD	163,442	752,635

CASH, END OF PERIOD	$123,147	$640,114

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Remeasurement of carrying value to redemption value	$502,730	$-
Accretion of carrying value to redemption value	$-	$2,379,385

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

Liquidation

For the three months ended March 31, 2023, the Company incurred net income   of $23,978 and had cash used in   operating activities of $119,013. As of March 31, 2023, the Company had cash of $123,147 with negative working capital of $990,559. If the Company does not complete a Business Combination within 12 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial Business Combination within 12 months (or 15 months if the Company has filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period), the Company may, but are not obligated to, extend the period of time to consummate a Business Combination three times (or two times) by an additional three months each time (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and American Stock Transfer & Trust Company on July 30, 2021, in order to extend the time available for the Company to consummate the initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share in either case), on or prior to the date of the applicable deadline. On November 1, 2022, the Board of Directors of the Company, through written resolution, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period nine times for an additional one month each time from November 10, 2022 to August 10, 2023 by depositing into the Trust Account $0.0416 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial Business Combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial Business Combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial Business Combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the warrants and rights will expire and will be worthless.

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

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until June 10, 2023 (up to August 10, 2023) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 10, 2023 (up to August 10, 2023).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

● Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

● Investment held in trust account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed Balance Sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying Statements of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 815, therefore, the warrants are classified as equity as of March 31, 2023 and December 31, 2022.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s tax provision is zero for the three months ended March 31, 2023 and 2022.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ (deficit) equity. As of March 31, 2023 and December 31, 2022, 1,803,612 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s unaudited condensed balance sheets.

● Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2023 and December 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 3,075,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net loss per share presented in the statement of operations is based on the following:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Net income (loss)	$23,978	$(198,929)
Accretion of carrying value to redemption value	-	(2,379,385)
Net income (loss) including accretion of carrying value to redemption value	$23,978	$(2,587,314)

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$12,109	11,869	$(1,971,975)	$(606,339)
Accretion of carrying value to redemption value	-	-	2,379,385	-
Allocation of net income (loss)	$12,109	11,869	$407,410	$(606,339)
Denominators:
Weighted-average shares outstanding	1,803,612	1,768,000	5,750,000	1,768,000
Basic and diluted net income (loss) per share	$0.01	$0.01	$0.07	$(0.34)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the unaudited condensed balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022 due to the short maturities of such instruments.

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

NOTE 3 — INVESTMENT HELD IN TRUST ACCOUNT

As of March 31, 2023, investment securities in the Company’s Trust Account consisted of $19,244,750 in United States Treasury Bills and $0 in cash.

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

The carrying value, including fair value of held to marketable securities on March 31, 2023 and December 31, 2022 are as follows:

	March 31,	December 31,
	2023	2022
Balance brought forward	$18,742,020	$58,076,604
Gross proceeds from IPO	-	-
Plus:
Dividend income earned in Trust Account	202,609	637,925
Business combination extension fee	300,121	650,030
Less:
Share redemption during the year	-	(40,622,539)

Balance carried forward	$19,244,750	$18,742,020

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

Advances from a Related Party

As of March 31, 2023 and December 31, 2022, the Company had temporary advances of $208,169 and $129,451 from a related party for the payment of costs related to general and administrative services and the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from April 1, 2021, to pay Nova Pulsar Holdings Limited a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. As of March 31, 2023 and December 31, 2022, the unpaid balance of $150,000 and $120,000 which included in amount due to related party balance.

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

On each of December 8, 2022, January 5, 2023, February 7, 2023, March 7, 2023, April 7, 2023 and May 2, 2023, the Company issued an unsecured promissory note in an amount of $75,030 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until June 10, 2023. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of March 31, 2023 and December 31, 2022, the note payable balance was $950,151 and $650,030, respectively.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, 1,768,000 Ordinary Shares were issued and outstanding excluding 1,803,612 shares are subject to possible redemption.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s unaudited condensed financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, if the Company is unable to complete a Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem 100% of the outstanding Public Shares for amount then on deposit in the Trust Account. Furthermore, the ordinary shares included in the units offered in the IPO provide the holder redemption upon the consummation of the initial Business Combination or the liquidation. These risks and uncertainties also impact the Company’s unaudited condensed financial positions, results of its operations. Please refer to Note 1 for detail discussion of these risks and uncertainties.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the unaudited condensed financial statements.

On April 5, 2023 and May 2, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $75,030 to Nova Pulsar Holdings Limited in exchange for Nova Pulsar Holdings Limited depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until June 10, 2023.

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

For the three months ended March 31, 2023, we had a net income of $23,978, which was comprised of general and administrative expenses, dividend income and interest income.

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

As of March 31, 2023, we had cash outside our trust account of $123,147, working capital deficit of $990,559 and marketable securities held in the Trust Account of $19,244,750.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company had initially until August 10, 2022 to consummate a Business Combination. Originally, the Company may elect, following the Trust Agreement, to extend the period of time to consummate a Business Combination up to three times, each by an additional three months (or up to 21 months total) subject to the Sponsor depositing into the Trust Account $575,000 for each three month extension. On August 4, 2022, an extension payment of $575,000 was deposited by the Sponsor into the Company’s Trust Account to extend the August 10, 2022 deadline to November 10, 2022. Additionally, as approved by its shareholders at the Annual Meeting of Shareholders on November 9, 2022, the Company amended its amended and restated memorandum and article of association and the Trust Agreement to extend the date by which the Company has to consummate a business combination nine times for an additional one month each time from November 10, 2022 to August 10, 2022 by depositing into the trust account $0.0416 per issued and outstanding Public Shares that has not been redeemed for each one-month extension.

In order to further extend the amount of time the Company has to complete a business combination, the Company issued a total of seven non-interest bearing, unsecured promissory notes (collectively, the “Promissory Notes”), each for an amount of $75,030.26 (representing $0.0416 per Public Share), on November 9, 2022, December 8, 2022, January 5, 2023, February 7, 2023, March 7, 2023, April 5, 2023 and May 2, 2023   , respectively, to the Sponsor in exchange for the Sponsor depositing the same amount into the Company’s trust account. All Promissory Notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit, but will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. As of the date of this report, the Company has until June 10, 2023 to consummate a business combination but may further extend the period two more times for one month each time up to August 10, 2023. If a Business Combination is not consummated by June 10, 2023 and an extension is not   requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities as of March 31, 2023.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of March 31, 2023, the Company has not considered the effect of the warrants and rights sold in the Initial Public Offering and the private placements in the calculation of diluted net income (loss) per share, since the exercise of the warrants and rights is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP and applicable SEC reporting requirements. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, the risks set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the SEC on March 31, 2023 are available for your review at https://www.sec.gov.

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

NOVA VISION ACQUISITION CORP.

Date: May 15, 2023	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

