Form 10-K/A
period 2022-12-31
Nova Vision Acquisition Corp
filed 2023-06-30
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

As of June 30, 2023, the Registrant had 3,571,612 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Nova Vision Acquisition Corp. is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”), to amend its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”), on March 31, 2023 (the “Original Filing”), to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A Controls and Procedures

Part II, Item 15. Financial Statements and Supplementary Data]

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this Amendment in connection with this Amendment (Exhibits 31.1 and 31.2), and the Company has provided its revised audited financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

Certain companies requiring federal-issued licenses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Our Sponsor, Nova Pulsar Holdings Limited, is controlled by Mr. Wing-Ho Ngan, our Chairman, a non-U.S. person and a Hong Kong national. Our sponsor currently owns 39.3% of our outstanding shares. We are therefore likely considered a “foreign person” under the regulations administered by CFIUS and will continue to be considered as such in the future for so long as our Sponsor has the ability to exercise control over us for purposes of CFIUS’s regulations. Therefore, we could be subject to foreign ownership restrictions and/or CFIUS review if our proposed business combination is between us and a U.S. target company engaged in a regulated industry or which may affect national security. The scope of CFIUS review was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”), to include certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial business combination with a U.S. target company falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit a voluntary notice to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to block or delay our initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial business combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

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

In order to extend the amount of time the Company has to complete a business combination, the Company issued a total of five non-interest bearing, unsecured promissory notes (excluding the promissory note issued on August 4, 2022 mentioned above, the “Promissory Notes”), each for an amount of $75,030 (representing $0.0416 per Public Share), on November 9, 2022, December 8, 2022, January 5, 2023, February 7, 2023, March 7, 2023, April 7, 2023, May 2, 2023 and June 8, 2023 respectively, to the Sponsor in exchange for the Sponsor depositing the same amount into the Company’s trust account. All Promissory Notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit, but will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. As of the date of this report, the Company has until July 10, 2023 to consummate a business combination but may further extend the period one time for one month each time up to August 10, 2023.

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

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by July 10, 2023 (or August 10, 2023 if we choose to extend such period), we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public warrants and public rights will expire and will be worthless.

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

As of December 31, 2021, we paid a total of $1,006,250 in underwriting discounts and commissions (not including the 1.5% deferred underwriting commission payable at the consummation of initial business combination) and approximately $201,730 for other costs and expenses related to the initial public offering.

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

For the year ended December 31, 2022, we had a net loss of $75,807, which was comprised of dividend income earned in investments held in Trust Account of $637,925 , interest income of $48, exchange gain of $47 and general administrative expenses of $713,827.

For the period from March 18, 2021 (inception) through December 31, 2021, we had a net loss of $378,461, which was comprised of dividend income earned in investments held in Trust Account of $1,604, interest income of $47 and general and administrative expenses of $380,112.

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

For the period from March 18, 2021 (inception) through December 31, 2021, the Company incurred net loss of $378,461 and had negative cash provided by operating activities of $488,471. As of December 31, 2021, the Company had cash of $752,635 with working capital of $851,955.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. On November 1, 2022, we extend the business combination period nine times for an additional one month each time from November 10, 2022 to August 10, 2023 by depositing into the Trust Account $0.0416 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. We have until July 10, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 10, 2023.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $750,000 or 1.5% of the gross proceeds of the Initial Public. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. A critical accounting estimate to our financial statements include valuation of ordinary shares subject to possible redemption. We have identified the following critical accounting policies:

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

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2022 and 2021, we have not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 1,055,556 and 3,028,750 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the years presented.

The net loss per share presented in the statements of operations is based on the following:

	For the Year Ended December 31,	For the Period from March 18, 2021 (inception) through December 31,
	2022	2021
	(Restated)	(Restated)
Net loss	$(75,807)	$(378,461)
Accretion of carrying value to redemption value	(5,808,869)	(2,723,996)
Net loss including accretion of carrying value to redemption value	$(5,884,676)	$(3,102,457)

	For the year ended December 31,		For the Period from March 18, 2021 (inception) through December 31,
	2022		2021
	(Restated)		(Restated)
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(4,388,925)	$(1,495,751)	$(2,014,807)	$(1,087,650)
Accretion of carrying value to redemption value	5,808,869	-	2,723,996	-
Allocation of net income (loss)	$1,419,944	$(1,495,751)	$709,189	$(1,087,650)
Denominators:
Weighted-average shares outstanding	5,187,775	1,768,000	2,855,035	1,541,229
Basic and diluted net income (loss) per share	$0.27	$(0.85)	$0.25	$(0.71)

●	Related parties

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

Friedman’s report on the Company’s financial statements for the period from March 18, 2021 (inception) to December 31, 2021 (the “2021 Audit Report”) did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the 2021 Audit Report contained an uncertainty about the Company’s ability to continue as a going concern.

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

Further Dismissal and Appointment of  Independent Registered Public Accounting Firm

Effective April 26, 2023, the Company dismissed its independent auditor, Marcum LLP. The Audit Committee (the “Audit Committee”) of the Board of Directors of the Company completed a comprehensive selection process to determine what audit firm would serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023 and both the Audit Committee and the Board of Directors of the Company approved the engagement of MaloneBailey, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2023. MaloneBailey, LLP is also re-auditing the Company’s financial statements for the fiscal years ended December 31, 2022 and 2021.

Marcum LLP’s audit report on the Company’s financial statements as of and for the fiscal year ended December 31, 2022 (the “2022 Audit Report”) did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the 2022 Audit Report included an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern. Furthermore, during the Company’s most recent fiscal year and through April 26, 2023, there have been no disagreements with Marcum LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Marcum LLP’s satisfaction, would have caused Marcum LLP to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such period.

For the fiscal year ended December 31, 2022 and through April 26, 2023, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Marcum LLP with a copy of the above disclosure prior to its filing with the SEC, and requested that Marcum LLP furnish the Company a letter addressed to the SEC stating whether or not it agreed with the statements herein and, if not, stating the respects in which it does not agree. A copy of Marcum LLP’s letter dated May 3, 2023 was furnished as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC by the Company on May 4, 2023.

During the Company’s most recent fiscal year and through April 26, 2023, neither the Company nor anyone acting on the Company’s behalf consulted Malone Bailey LLP with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of March 14, 2022. As of June 28, 2023, we had 3,571,612 ordinary shares issued and outstanding.

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

On August 4, 2022, the Company issued an unsecured promissory note in the aggregate principal amount of $575,000 the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time the Company has available to complete a business combination for a period of three months to November 10, 2022. Subsequently, the Company further issued a total of five non-interest bearing, unsecured promissory notes (together with the promissory note issued on August 4, 2022, the “Promissory Notes”), each for an amount of $75,030 (representing $0.0416 per Public Share), on November 9, 2022, December 8, 2022, January 5, 2023, February 7, 2023, March 7, 2023, April 7, 2023, May 2, 2023 and June 8, 2023, respectively, to the Sponsor in exchange for the Sponsor depositing the same amount into the Company’s Trust Account. All Promissory Notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit, but will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. As of the date of this report, the Company has until July 10, 2023 to consummate a business combination but may further extend the period four times for one month each time up to August 10, 2023.

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

The following is a summary of fees paid or to be paid to MaloneBailey, LLP (“MB”), Marcum LLP (“Marcum”) and Friedman LLP (“Friedman”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman and Marcum in connection with regulatory filings. The aggregate fees billed by MB, Friedman and Marcum for professional services rendered for the audits of our annual financial statements, reviews of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 totaled approximately $30,000, $15,000 and $18,000, respectively, and period from March 18, 2021 (inception) through December 31, 2021 totaled approximately $0, $0 and $85,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings and professional services rendered in connection with the IPO.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MB, Friedman and Marcum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2022 and period from March 18, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay MB, Friedman or Marcum for tax planning and tax advice for the year ended December 31, 2022 and period from March 18, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay MB, Friedman or Marcum for other services for the year ended December 31, 2022 and period from March 18, 2021 (inception) through December 31, 2021.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated August 5, 2021, by and between the Registrant and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

3.1*	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

3.2*	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 10, 2022)

4.1*	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.2*	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.3*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.4*	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.5*	Warrant Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

4.6*	Rights Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.1*	Letter Agreements, dated August 5, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.2*	Investment Management Trust Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.3*	Stock Escrow Agreement, dated August 5, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.4*	Registration Rights Agreement, dated August 5, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.5*	Subscription Agreement, dated August 5, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

10.6*	Amendment to Investment Management Trust Agreement, dated November 9, 2022, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 10, 2022)

10.7*	Promissory Note issued to Nova Pulsar Holdings Limited dated August 4, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 9, 2022)

10.8*	Promissory Note issued to Nova Pulsar Holdings Limited dated November 9, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 10, 2022)

10.9*	Promissory Note issued to Nova Pulsar Holdings Limited dated December 8, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2022)

10.10*	Promissory Note issued to Nova Pulsar Holdings Limited dated January 5, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2023)

10.11*	Promissory Note issued to Nova Pulsar Holdings Limited dated February 7, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 10, 2023)

10.12*	Promissory Note issued to Nova Pulsar Holdings Limited dated March 7, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2023)

14.1*	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.2*	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.3*	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.4*	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA VISION ACQUISITION CORP.

Dated: June 30, 2023	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Ping Hang Wong	Chief Executive Officer (Principal executive	June 30, 2023
Eric Ping Hang Wong	officer), Chief Financial Officer (Principal
financial and accounting officer) and Director

/s/ Wing-Ho Ngan	Chairman of the Board	June 30, 2023
Wing-Ho Ngan

/s/ Tin Lun Brian Cheng	Independent Director	June 30, 2023
Tin Lun Brian Cheng

/s/ Philip Richard Herbert	Independent Director	June 30, 2023
Philip Richard Herbert

/s/ Chun Fung Horace Ma	Independent Director	June 30, 2023
Chun Fung Horace Ma

NOVA VISION ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nova Vision Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nova Vision Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from March 18, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 18, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Correction of Misstatements

As discussed in Note 3 to the financial statements, the 2021 financial statements have been restated to correct certain misstatements.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2023.

Houston, Texas

June 30, 2023

NOVA VISION ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2022	2021
		(Restated)
ASSETS
Current assets
Cash	$163,442	$752,635
Prepaid expenses	121,259	137,498

Total current assets	284,701	890,133
Investment held in Trust Account	18,742,020	58,076,604

TOTAL ASSETS	$19,026,721	$58,966,737

LIABILITIES, TEMPORATY EQUITY AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$17,027	$29,092
Amount due to a related party	129,451	9,086
Extension loan	650,030	-

Total Current Liabilities	796,508	38,178

Deferred underwriting compensation	750,000	750,000

TOTAL LIABILITIES	1,546,508	788,178

Commitments and contingencies
Ordinary shares subject to possible redemption 1,803,612 and 5,750,000 shares issued and outstanding at redemption value at December 31, 2022 and 2021, respectively	18,742,020	53,555,690

Shareholders’ (deficit) equity:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,768,000 shares issued and outstanding (excluding 1,803,612 and 5,750,000 shares subject to redemption), respectively	177	177
Additional paid-in capital	-	5,001,153
Accumulated deficit	(1,261,984)	(378,461)

Total Shareholders’ (Deficit) Equity	(1,261,807)	4,622,869

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ (DEFICIT) EQUITY	$19,026,721	$58,966,737

The accompanying notes are an integral part of these financial statements.

NOVA VISION ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year ended December 31,	Period from March 18, 2021 (inception) through December 31,
	2022	2021
	(Restated)	(Restated)

General and administrative expenses	$(713,827)	$(380,112)

Other income:
Dividend income earned in investments held in Trust Account	637,925	1,604
Exchange gain	47	-
Interest income	48	47

Total other income	638,020	1,651

Loss before income taxes	(75,807)	(378,461)

Income taxes	-	-

NET LOSS	$(75,807)	$(378,461)

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	5,187,775	2,855,035

Basic and diluted net income per ordinary shares subject to possible redemption	$0.27	$0.25

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Nova Vision Acquisition Corporation	1,768,000	1,541,229

Basic and diluted net loss, ordinary shares attributable to Nova Vision Acquisition Corporation	$(0.85)	$(0.71)

The accompanying notes are an integral part of these financial statements.

NOVA VISION ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	For the year ended December 31, 2022
	Ordinary shares		Additional	Accumulated	Total shareholders’
	No. of shares	Amount	paid-in capital	deficit	equity (deficit)

Balance as of January 1, 2022 (Restated)	1,768,000	$177	$5,001,153	$(378,461)	$4,622,869

Accretion of carrying value to redemption value	-	-	(5,001,153)	(807,716)	(5,808,869)
Net loss for the year	-	-	-	(75,807)	(75,807)

Balance as of December 31, 2022	1,768,000	$177	$-	$(1,261,984)	$(1,261,807)

	For the period from March 18, 2021 (inception) through December 31, 2021
	Ordinary shares		Additional	Accumulated	Total shareholders’
	No. of shares	Amount	paid-in capital	deficit	equity

Balance as of March 18, 2021 (inception)	100,000	$10	$-	$-	$10

Founder shares issued	1,337,500	134	24,856	-	24,990
Sale of units in initial public offering	5,750,000	575	57,499,425	-	57,500,000
Sale of units to the founder in private placement	307,500	31	3,074,969	-	3,075,000
Sale of representative share	23,000	2	(2)	-	-
Offering costs	-	-	(2,042,980)	-	(2,042,980)
Initial classification of ordinary shares subject to possible redemption	(5,750,000)	(575)	(50,831,119)	-	(50,831,694)
Accretion of carrying value to redemption value	-	-	(2,723,996)	-	(2,723,996)
Net loss for the period	-	-	-	(378,461)	(378,461)

Balance as of December 31, 2021 (restated)	1,768,000	$177	$5,001,153	$(378,461)	$4,622,869

The accompanying notes are an integral part of these financial statements.

NOVA VISION ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2022	Period from March 18, 2021 (inception) through December 31, 2021
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(75,807)	$(378,461)
Adjustments to reconcile net loss to net cash used in operating activities
Dividend income earned in investments held in Trust Account	(637,925)	(1,604)

Change in operating assets and liabilities:
(Increase) decrease in prepayment	16,239	(137,498)
Increase (decrease) in accrued expenses	(12,065)	29,092
Net cash used in operating activities	(709,558)	(488,471)

Cash flows from investing activities
Cash withdrawn from Trust Account in connection to redemption	40,622,539	-
Proceeds deposited in Trust Account	-	(58,075,000)

Net cash used in investing activities	40,622,539	(58,075,000)

Cash flows from financing activities:
Redemption of common stock	(40,622,539)	-
Proceeds from a related party loan	120,365	9,086
Proceeds from issuance of ordinary shares	-	25,000
Proceeds from public offering	-	57,500,000
Proceeds from private placement	-	3,075,000
Payment of offering costs	-	(1,292,980)
Net cash (used in) provided by financing activities	(40,502,174)	59,316,106

NET CHANGE IN CASH	(589,193)	752,635

CASH, BEGINNING OF YEAR/PERIOD	752,635	-

CASH, END OF YEAR/PERIOD	$163,442	$752,635

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of representative shares	$-	$2
Accretion of carrying value to redemption value	$5,808,869	$2,723,996
Proceeds of promissory notes deposited in Trust Account by a founder shareholder	$650,030	$-
Initial classification of ordinary shares subject to possible redemption	$-	$50,831,694
Deferred underwriting fee payable	$-	$750,000

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

Financing

The registration statement for the Company’s initial public offering (the “Initial Public Offering” as described in Note 5) became effective on August 5, 2021. On August 10, 2021, the Company consummated the Initial Public Offering of 5,000,000 ordinary units (the “Public Units”), generating gross proceeds of $50,000,000 which is described in Note 5. Simultaneously, the underwriters exercised the over-allotment option in full, and the closing of the issuance and sale of the additional Units. The underwriters purchased an additional 750,000 Units (the “Over-Allotment Units”) at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $7,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 307,500 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement, generating gross proceeds of $3,075,000, which is described in Note 6.

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

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 15% or more of the ordinary shares sold in the Initial Public Offering without the Company’s prior consent. In connection with any shareholder vote required to approve any Business Combination, the Sponsor and any of the Company’s officers and directors that hold Founder Shares (as described in Note 7) (the “ Initial Shareholders”) will agree (i) to vote any of their respective shares, including the ordinary shares sold to the Initial Shareholders in connection with the organization of the Company (the “Initial Shares”), ordinary shares included in the Private Units to be sold in the Private Placement, and any ordinary shares which were initially issued in connection with the Initial Public Offering, whether acquired in or after the effective date of the Initial Public Offering, in favor of the initial Business Combination; (b) not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Shares into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.

Liquidation

For the year ended December 31, 2022, the Company incurred net loss of $75,807 and had cash used in operating activities of $709,558. As of December 31, 2022, the Company had cash of $163,442 with negative working capital of $511,807. For the period from March 18, 2021 (inception) to December 31, 2021, the Company incurred net loss of $378,461and had cash used in operating activities of $488,471. As of December 31, 2021, the Company had cash of $752,635 with working capital of $851,955. If the Company does not complete a Business Combination within 12 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial Business Combination within 12 months (or 15 months if the Company has filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period), the Company may, but are not obligated to, extend the period of time to consummate a Business Combination three times (or two times) by an additional three months each time (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and American Stock Transfer & Trust Company on July 30, 2021, in order to extend the time available for the Company to consummate the initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share in either case), on or prior to the date of the applicable deadline. On November 1, 2022, the Board of Directors of the Company, through written resolution, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period nine times for an additional one month each time from November 10, 2022 to August 10, 2023 by depositing into the Trust Account $0.0416 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial Business Combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial Business Combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial Business Combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the warrants and rights will expire and will be worthless.

Liquidity and Going Concern

For the year ended December 31, 2022, the Company incurred net loss of $75,807 and had cash used in operating activities of $709,558. As of December 31, 2022, the Company had cash of $163,442 with working deficit of $511,807. For the period from March 18, 2021 (inception) to December 31, 2021, the Company incurred net loss of $378,461 and had cash used in operating activities of $488,471. As of December 31, 2021, the Company had cash of $752,635 with working capital of $851,955. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 7.

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

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ (deficit) equity. As of December 31, 2022 and 2021, 1,803,612 and 5,750,000, respectively, ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s balance sheets.

● Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2022 and 2021, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 1,055,556 and 3,028,750 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net loss per share presented in the statements of operations is based on the following:

	For the Year Ended December 31,	For the period from March 18, 2021 (inception) through December 31,
	2022	2021
	(Restated)	(Restated)
Net loss	$(75,807)	$(378,461)
Accretion of carrying value to redemption value	(5,808,869)	(2,723,996)
Net loss including accretion of carrying value to redemption value	$(5,884,676)	$(3,102,457)

	For the year ended December 31,		For the period from March 18, 2021 (inception) through December 31,
	2022		2021
	(Restated)		(Restated)
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(4,388,925)	$(1,495,751)	$(2,014,807)	$(1,087,650)
Accretion of carrying value to redemption value	5,808,869	-	2,723,996	-
Allocation of net income (loss)	$1,419,944	$(1,495,751)	$709,189	$(1,087,650)
Denominators:
Weighted-average shares outstanding	5,187,775	1,768,000	2,855,035	1,541,229
Basic and diluted net income (loss) per share	$0.27	$(0.85)	$0.25	$(0.71)

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

NOTE 3 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company’s 2021 financial statements on April 15, 2022, management concluded that the previously issued audited financial statements for the year ended December 31, 2022 and the period from March 18, 2021 (inception) through December 31, 2021, should be restated to correct the following errors:

(i)	Adjustment #1: change the initial fair value allocation of public shares due to errors in the original valuation of instruments in the IPO units.

(ii)	Adjustment #2: change the accretion of carrying value to redemption value as a result of the change in valuation noted in adjustment #1.

The errors had no impact on the Company’s cash position, revenues, or liquidity. The errors have been corrected by restating each of the affected financial statement line items for the period.

The following tables summarize the effects of the restatement on the Company’s 2021 annual audited financial statements:

	As Previously	Adjustments	Adjustments	As Since
	Reported	#1	#2	The Restated

Balance sheet as of December 31, 2021
Ordinary shares subject to possible redemption	$52,016,645	$2,379,403	$(840,358)	$53,555,690
Additional paid-in capital	6,540,198	(2,379,403)	840,358	5,001,153
Total Stockholders’ equity	6,161,914	(2,379,403)	840,358	4,622,869

Statement of operations for Period from March 18, 2021 (inception) through December 31, 2021

Basic and diluted net income per ordinary shares subject to possible redemption	0.35	-	(0.10)	0.25
Basic and diluted net loss, ordinary shares attributable to Nova Vision Acquisition Corporation	(0.90)	-	0.19	(0.71)

Statement of changes in shareholder’s equity as of December 31, 2021
Initial classification of ordinary shares subject to possible redemption	(48,452,291)	(2,379,403)	-	(50,831,694)
Accretion of carrying value to redemption value	(3,564,354)	-	840,358	(2,723,996)
Balance as of December 31, 2021 (restated)	6,161,914	(2,379,403)	840,358	4,622,869

Statement of Cash Flows as of December 31, 2021 (restated)
Initial classification of ordinary shares subject to possible redemption	(48,452,291)	(2,379,403)	-	(50,831,694)
Accretion of carrying value to redemption value	(3,564,354)	-	840,358	(2,723,996)

The following tables summarize the effects of the restatement on the Company’s 2022 annual audited financial statements:

	As Previously	Adjustments	Adjustments	As Since
	Reported	#1	#2	The Restated

Statement of operations for Year ended December 31, 2022

Basic and diluted net income per ordinary shares subject to possible redemption	0.35	-	(0.08)	0.27
Basic and diluted net loss, ordinary shares attributable to Nova Vision Acquisition Corporation	(1.07)	-	0.22	(0.85)

Statement of changes in shareholder’s equity as of December 31, 2022
Accretion of carrying value to redemption value	(7,347,914)	2,379,403	(840,358)	(5,808,869)

Statement of Cash Flows as of December 31, 2022 (restated)
Accretion of carrying value to redemption value	7,347,914	(2,379,403)	840,358	5,808,869

NOTE 4 — INVESTMENT HELD IN TRUST ACCOUNT

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

The carrying value, including fair value of held to marketable securities on December 31, 2022 and 2021 are as follows:

	For the year ended December 31,	For the period from March 18, 2021 (inception) through December 31,
	2022	2021
Balance brought forward	$58,076,604	$-
Gross proceeds from IPO	-	58,075,000
Plus:
Dividend income earned in Trust Account	637,925	1,604
Business combination extension loan	650,030	-
Less:
Share redemption during the year	(40,622,539)	—

Balance carried forward	$18,742,020	$58,076,604

NOTE 5– INIITIAL PUBLIC OFFERING

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

NOTE 6– PRIVATE PLACEMENT

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

NOTE 7– RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company is obligated, commencing from April 1, 2021, to pay Nova Pulsar Holdings Limited a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. As of December 31, 2022 and 2021, the unpaid balance of $120,000 and $0 which included in amount due to related party balance, respectively.

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

On each of November 9, 2022, December 8, 2022, January 5, 2023, February 7, 2023, March 7, 2023, April 7, 2023, May 2, 2023 and June 8, 2023, the Company issued an unsecured promissory note in an amount of $75,030 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 10, 2023. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of December 31, 2022 and 2021, the note payable balance was $650,030 and $0, respectively.

NOTE 8– SHAREHOLDERS’ EQUITY (DEFICIT)

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

NOTE 9– COMMITMENTS AND CONTINGENCIES

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $750,000 or 1.50% of the gross proceeds of the Initial Public Offering. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the financial statements.

On January 5, 2023, February 7, 2023, March 7, 2023, April 7, 2023, May 2, 2023 and June 8, 2023, the Company issued each of unsecured promissory note in the aggregate principal amount of $75,030 to Nova Pulsar Holdings Limited in exchange for Nova Pulsar Holdings Limited depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination until July 10, 2023.

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

