Form 10-K/A
period 2022-12-31
Nova Vision Acquisition Corp
filed 2023-08-07
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Nova Vision Acquisition Corp. is filing this Amendment No. 2 to its Annual Report on Form 10-K (this “Amendment”), to amend its Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”), on March 31, 2023 (the “Original Filing”), as amended by an Amendment No.1 filed with the SEC on June 30, 2023, to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended since the Original Filing to reflect the restatements:

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A Controls and Procedures

Part II, Item 15. Financial Statements and Supplementary Data

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

NOVA VISION ACQUISITION CORP.

Dated: August 7, 2023	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Ping Hang Wong	Chief Executive Officer (Principal executive	August 7, 2023
Eric Ping Hang Wong	officer), Chief Financial Officer (Principal
financial and accounting officer) and Director

/s/ Wing-Ho Ngan	Chairman of the Board	August 7, 2023
Wing-Ho Ngan

/s/ Tin Lun Brian Cheng	Independent Director	August 7, 2023
Tin Lun Brian Cheng

/s/ Philip Richard Herbert	Independent Director	August 7, 2023
Philip Richard Herbert

/s/ Chun Fung Horace Ma	Independent Director	August 7, 2023
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

Correction of Misstatements

As discussed in Note 3 to the financial statements, the 2021 and 2022 financial statements have been restated to correct certain misstatements.

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

Houston, Texas

June 30, 2023, except for Note 3 which is dated August 7, 2023

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

● Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on March 18, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows. There are no other ASUs being adopted.

NOTE 3 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company’s 2021 financial statements on April 15, 2022, management concluded that the previously issued audited financial statements for the year ended December 31, 2022 and the period from March 18, 2021 (inception) through December 31, 2021, should be restated to correct the following errors:

(i)	Adjustment #1: change the initial fair value allocation of public shares due to errors in the original valuation of instruments in the IPO units.

(ii)	Adjustment #2: change the accretion of carrying value to redemption value as a result of the change in valuation noted in adjustment #1.

(iii)	Adjustment #3: change the value of net cash used in investing and financing activities due to the redemption of common stock.

The errors had no impact on the Company’s cash position, revenues, or liquidity. The errors have been corrected by restating each of the affected financial statement line items for the period.

The following tables summarize the effects of the restatement on the Company’s 2021 annual audited financial statements:

	As Previously	Adjustments	Adjustments	As Since
	Reported	#1	#2	The Restated

Balance sheet as of December 31, 2021
Ordinary shares subject to possible redemption	$52,016,645	$2,379,403	$(840,358)	$53,555,690
Additional paid-in capital	6,540,198	(2,379,403)	840,358	5,001,153
Total Stockholders’ equity	6,161,914	(2,379,403)	840,358	4,622,869

Statement of operations for Period from March 18, 2021 (inception) through December 31, 2021

Basic and diluted net income per ordinary shares subject to possible redemption	0.35	-	(0.10)	0.25
Basic and diluted net loss, ordinary shares attributable to Nova Vision Acquisition Corporation	(0.90)	-	0.19	(0.71)

Statement of changes in shareholder’s equity as of December 31, 2021
Initial classification of ordinary shares subject to possible redemption	(48,452,291)	(2,379,403)	-	(50,831,694)
Accretion of carrying value to redemption value	(3,564,354)	-	840,358	(2,723,996)
Balance as of December 31, 2021 (restated)	6,161,914	(2,379,403)	840,358	4,622,869

Statement of Cash Flows as of December 31, 2021 (restated)
Initial classification of ordinary shares subject to possible redemption	(48,452,291)	(2,379,403)	-	(50,831,694)
Accretion of carrying value to redemption value	(3,564,354)	-	840,358	(2,723,996)

The following tables summarize the effects of the restatement on the Company’s 2022 annual audited financial statements:

	As Previously	Adjustments	Adjustments	Adjustments	As Since
	Reported	#1	#2	#3	The Restated

Statement of operations for Year ended December 31, 2022

Basic and diluted net income per ordinary shares subject to possible redemption	0.35	-	(0.08)	-	0.27
Basic and diluted net loss, ordinary shares attributable to Nova Vision Acquisition Corporation	(1.07)	-	0.22	-	(0.85)

Statement of changes in shareholder’s equity as of December 31, 2022
Accretion of carrying value to redemption value	(7,347,914)	2,379,403	(840,358)	-	(5,808,869)

Statement of Cash Flows as of December 31, 2022 (restated)
Cash withdrawn from Trust Account in connection to redemption	-	-	-	40,622,539	40,622,539
Net cash used in investing activities	-	-	-	40,622,539	40,622,539
Redemption of common stock	-	-	-	(40,622,539)	(40,622,539)
Net cash (used in) provided by financing activities	120,365	-	-	(40,622,539)	(40,502,174)
Accretion of carrying value to redemption value	7,347,914	(2,379,403)	840,358	-	5,808,869

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

