Form 10-K/A
period 2022-12-31
Nova Vision Acquisition Corp
filed 2023-08-14
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.3)

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

As of June 30, 2023, the Registrant had 3,571,612 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Location	Auditor Firm ID
MaloneBailey, LLP	Houston, Texas	206

EXPLANATORY NOTE

Nova Vision Acquisition Corp. (the “Company”) is filing this Amendment No. 3 to Annual Report on Form 10-K (the “Amended 10-K”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023, as amended by an Amendment No.1 filed with the SEC on June 30, 2023 and an Amendment No.2 filed with the SEC on August 7, 2023 (the “Original 10-K”). The sole purpose of this Amended 10-K is to furnish an updated Exhibit 31, being the certification of principal executive officer and principal financial officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Exhibit 31”). In the Exhibit 31 originally filed with the Original 10-K, paragraph 4(b), which relates to the design of internal control over financial reporting, as required by Item 601(b)(31) of Regulation S-K, was inadvertently omitted. The revised certification is currently dated, refer to this Amended 10-K, and is being included as exhibit to this Amended 10-K under Part VI, Item 15 hereof. In accordance with applicable SEC interpretations, this Amended 10-K contains only the cover page, this explanatory note, a signature page, and the revised certification (containing only paragraphs 1, 2, 4 and 5 of the text otherwise prescribed by Item 601(b)(31)(i) of Regulation S-K).

We have made no attempt in this Amended 10-K to modify or update the disclosures presented in the Original 10-K other than as noted in the previous paragraph. Except as noted above, this Amended 10-K does not reflect events occurring after the filing of the Original 10-K. Accordingly, this Amended 10-K should be read in conjunction with the Original 10-K, and the Company’s other filings with the SEC subsequent to the filing of the Original 10-K, including any amendments thereto.

2

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Amendment No. 3 to Form 10-K:

(b)	Exhibits

We hereby file as part of this Amendment No. 3 to Form 10-K the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at sec.report.

3

EXHIBIT INDEX

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA VISION ACQUISITION CORP.

Dated: August 14, 2023	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Ping Hang Wong	Chief Executive Officer (Principal executive	August 14, 2023
Eric Ping Hang Wong	officer), Chief Financial Officer (Principal
financial and accounting officer) and Director

/s/ Wing-Ho Ngan	Chairman of the Board	August 14, 2023
Wing-Ho Ngan

/s/ Tin Lun Brian Cheng	Independent Director	August 14, 2023
Tin Lun Brian Cheng

/s/ Philip Richard Herbert	Independent Director	August 14, 2023
Philip Richard Herbert

/s/ Chun Fung Horace Ma	Independent Director	August 14, 2023
Chun Fung Horace Ma

5