Form 10-Q/A
period 2023-06-30
Nova Vision Acquisition Corp
filed 2023-08-14
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

Nova Vision Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to Quarterly Report on Form 10-Q (the “Amended 10-Q”) to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on August 7, 2023 (the “Original 10-Q”). The sole purpose of this Amended 10-Q is to furnish an updated Exhibit 31, being the Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Exhibit 31”). In the Exhibit 31 originally filed with the Original 10-Q, paragraph 4(b), which relates to the design of internal control over financial reporting, as required by Item 601(b)(31) of Regulation S-K, was inadvertently omitted. The revised certification is currently dated, refer to this Amended 10-Q, and is being included as exhibit to this Amended 10-Q under Part II, Item 6 hereof. In accordance with applicable SEC interpretations, this Amended 10-Q contains only the cover page, this explanatory note, a signature page, and the revised certification (containing only paragraphs 1, 2, 4 and 5 of the text otherwise prescribed by Item 601(b)(31)(i) of Regulation S-K).

We have made no attempt in this Amended 10-Q to modify or update the disclosures presented in the Original 10-Q other than as noted in the previous paragraph. Except as noted above, this Amended 10-Q does not reflect events occurring after the filing of the Original 10-Q. Accordingly, this Amended 10-Q should be read in conjunction with the Original 10-Q, and the Company’s other filings with the SEC subsequent to the filing of the Original 10-Q, including any amendments thereto.

2

PART II - OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 to Quarterly Report on Form 10-Q.

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

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA VISION ACQUISITION CORP.

Date: August 14, 2023	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer

4