Form 10-Q
period 2023-09-30
Nova Vision Acquisition Corp
filed 2023-11-14
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 3,571,612 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

NOVA VISION ACQUISITION CORP.

Quarterly Report on Form 10-Q

2

PART I – FINANCIAL INFORMATION

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022

ASSETS
Current assets
Cash	$162,556	$163,442
Prepaid expenses	10,467	121,259

Total Current Assets	173,023	284,701
Investments held in trust account	17,390,840	18,742,020

TOTAL ASSETS	$17,563,863	$19,026,721

LIABILITIES, TEMPORATY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$10,527	$17,027
Amount due to a related party	609,311	129,451
Extension note payable, related party	1,389,799	650,030

Total Current Liabilities	2,009,637	796,508

Deferred Underwriting Compensation	750,000	750,000

TOTAL LIABILITIES	2,759,637	1,546,508

Commitments and contingencies
Ordinary shares subject to possible redemption, 1,550,297 and 1,803,612 shares issued and outstanding at redemption value at September 30, 2023 and December 31, 2022, respectively	17,390,840	18,742,020

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,768,000 shares issued and outstanding (excluding 1,550,297 and 1,803,612 shares to redemption as of September 30, 2023 and December 31, 2022, respectively)	177	177
Accumulated deficit	(2,586,791)	(1,261,984)

Total Shareholders’ Deficit	(2,586,614)	(1,261,807)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$17,563,863	$19,026,721

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

General and administrative expenses	$(223,252)	$(177,298)	$(585,047)	$(564,644)

Other income:
Dividend income earned in investments held in Trust Account	233,942	264,390	665,118	351,615
Interest income	6	11	10	43
Exchange gain	-	47	-	47

Total other income	233,948	264,448	665,128	351,705

Income (loss) before income taxes	10,696	87,150	80,081	(212,939)

Income taxes	-	-	-	-

NET INCOME (LOSS)	$10,696	$87,150	$80,081	$(212,939)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	1,643,913	5,750,000	1,749,794	5,750,000
Basic and diluted net income per ordinary shares subject to possible redemption	$0.00	$0.09	$0.02	$0.26

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Nova Vision Acquisition Corporation	1,768,000	1,768,000	1,768,000	1,768,000
Basic and diluted net income (loss), ordinary shares attributable to Nova Vision Acquisition Corporation	$0.00	$(0.26)	$0.02	$(0.96)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months ended September 30, 2023
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

Balance as of June 30, 2023	1,768,000	$177	$-	$(2,148,987)	$(2,148,810)

Remeasurement of carrying value to redemption value	-	-	-	(448,500)	(448,500)
Net income for the period	-	-	-	10,696	10,696

Balance as of September 30, 2023	1,768,000	$177	$-	$(2,586,791)	$(2,586,614)

	Three Months ended September 30, 2022
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

Balance as of June 30, 2022	1,768,000	$177	$1,574,412	$(678,550)	$896,039

Accretion of carrying value to redemption value	-	-	(1,574,412)	(446,376)	(2,020,788)
Net loss for the period	-	-	-	87,150	87,150

Balance as of September 30, 2022	1,768,000	$177	$-	$(1,037,776)	$(1,037,599)

	For the Nine Months ended September 30, 2023
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

Balance as of December 31, 2022	1,768,000	$177	$-	$(1,261,984)	$(1,261,807)

Remeasurement of carrying value to redemption value	-	-	-	(1,404,888)	(1,404,888)
Net income for the period	-	-	-	80,081	80,081

Balance as of September 30, 2023	1,768,000	$177	$-	$(2,586,791)	$(2,586,614)

	Nine months ended September 30, 2022
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	shareholders’ deficit

Balance as of December 31, 2021	1,768,000	$177	$6,540,198	$(378,461)	$6,161,914

Accretion of carrying value to redemption value	-	-	(6,540,198)	(446,376)	(6,986,574)
Net loss for the period	-	-	-	(212,939)	(212,939)

Balance as of September 30, 2022	1,768,000	$177	$-	$(1,037,776)	$(1,037,599)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the nine months ended September 30,2023	For the nine months ended September 30,2022
Cash flows from operating activities:
Net income (loss)	$80,081	$(212,939)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Dividend income earned in investments held in trust account	(665,118)	(351,615)

Change in operating assets and liabilities:
Prepaid expenses	110,791	(43,015)
Accrued expenses	(6,500)	81,600

Net cash used in operating activities	(480,746)	(525,969)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection to redemption	2,756,067	-
Proceeds of promissory notes deposited in trust account by a founder shareholder	(739,769)	-

Net cash provided by investing activities	2,016,298	-

Cash flows from financing activities:
Redemption of common stock	(2,756,067)	-
Proceeds from promissory notes	739,769	-
Proceeds from a related party	479,860	365

Net cash (used in) provided by financing activities	(1,536,438)	365

NET CHANGE IN CASH	(886)	(525,604)

CASH, BEGINNING OF PERIOD	163,442	752,635

CASH, END OF PERIOD	$162,556	$227,031

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Remeasurement of carrying value to redemption value	$1,404,888	$-
Accretion of carrying value to redemption value	$-	$6,986,574
Proceeds of promissory notes deposited in Trust Account by a founder shareholder	$-	$575,000

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

Trust Account

Upon the closing of the Initial Public Offering and over-allotment exercised, $55,000,000 was placed in a trust account (the “Trust Account”) with American Stock Transfer & Trust Company acting as trustee. The aggregate amount of $58,075,000 (including $3,075,000 released from the escrow account on August 13, 2021) held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within 21 months from the closing of the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations. On November 9, 2022, 3,946,388 shares were redeemed by certain shareholders at a price of approximately $10.29 per share, including income earned from investments held on Trust Account and extension payments deposited in the Trust Account, in an aggregate amount of $40,622,540. On August 3, 2023, 253,315 shares were tendered for redemption at a price of approximately $10.88 per share, including income earned from investments held on Trust Account and extension payments deposited in the Trust Account, in an aggregate amount of $2,756,067.

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

Pursuant to the Merger Agreement, Purchaser will issue 7,500,000 ordinary shares with a deemed price per share of US$10.00 for a total value of $75,000,000 (“Aggregate Stock Consideration”) to the current shareholders of the Company (the “Shareholders”), among which, 6,000,000 ordinary shares (the “Closing Payment Shares”) will be delivered to the Shareholders at the Closing and 1,500,000 ordinary shares will be held back by Purchaser for one year after the Closing as security for indemnification obligation of the representations and warranties of the Company as set forth in the Merger Agreement (the “Holdback Shares”). On August 15, 2023, the parties to the Merger Agreement, including Purchaser and Merger Sub, entered into an Amendment No. 1 to the Merger Agreement (the “Amendment No. 1”). Pursuant to the Amendment No. 1, the Aggregate Stock Consideration will be 4,500,000 ordinary shares with a deemed price per share of US$10.00 for a total value of $45,000,000, among which, 4,050,000 ordinary shares will be delivered to the shareholders at the Closing and 450,000 ordinary shares will be held back by Purchaser for one year after the closing of the Merger Agreement as security for indemnification obligation of the representations and warranties of the Company as set forth in the Merger Agreement (the “Holdback Shares”). The Closing Payment Shares consist of 3,600,000 Class B ordinary shares and 900,000 Class A ordinary shares. On October 27, 2023, the parties entered into an Amendment No. 2 to the Merger Agreement (the “Amendment No. 2”). Pursuant to the Amendment No. 2, the Aggregate Stock Consideration will be 5,000,000 ordinary shares of Purchaser, 500,000 of which will be issued to holders of convertible notes issued by the Company as of October 4, 2023.

Liquidation

For the nine months ended September 30, 2023, the Company incurred net income of $80,081 and had cash used in operating activities of $480,746. As of September 30, 2023, the Company had cash of $162,556 with negative working capital of $1,836,614. If the Company does not complete a Business Combination within 12 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial Business Combination within 12 months (or 15 months if the Company has filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period), the Company may, but are not obligated to, extend the period of time to consummate a Business Combination three times (or two times) by an additional three months each time (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and American Stock Transfer & Trust Company on July 30, 2021, in order to extend the time available for the Company to consummate the initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share in either case), on or prior to the date of the applicable deadline. On November 1, 2022, the Board of Directors of the Company, through written resolution, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period nine times for an additional one month each time from November 10, 2022 to August 10, 2023 by depositing into the Trust Account $0.0416 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. On August 3, 2023, the shareholders of the Company, through annual shareholders’ meeting, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period twelve times for an additional one month each time from August 10, 2023 to August 10, 2024 by depositing into the Trust Account $0.045 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial Business Combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial Business Combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial Business Combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the warrants and rights will expire and will be worthless.

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

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 10, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 10, 2023.

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

● Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

● Investment held in trust account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities is included in dividend income in the accompanying Statements of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 815, therefore, the warrants are classified as equity as of September 30, 2023 and December 31, 2022.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s tax provision is zero for the nine months ended September 30, 2023 and 2022.

The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ (deficit) equity. As of September 30, 2023 and December 31, 2022, 1,550,297 and 1,803,612 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s unaudited consolidated balance sheets.

● Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2023 and December 31, 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 3,075,000 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the periods presented.

The net income (loss) per share presented in the unaudited consolidated statement of operations is based on the following:

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Net income (loss)	$80,081	$(212,939)
Accretion of carrying value to redemption value	-	(6,986,574)
Net loss including accretion of carrying value to redemption value	$80,081	$(7,199,513)

	For the three Months Ended September 30, 2023	For the three Months Ended September 30, 2022
Net income	$10,696	$87,150
Accretion of carrying value to redemption value	-	(2,020,788)
Net income (loss) including accretion of carrying value to redemption value	$10,696	$(1,933,638)

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2023		September 30, 2022
	Redeemable Ordinary Share	Non-Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$39,833	$40,249	$(5,506,411)	$(1,693,102)
Accretion of carrying value to redemption value	-	-	6,986,574	-
Allocation of net income (loss)	$39,833	$40,249	$1,480,163	$(1,693,102)
Denominators:
Weighted-average shares outstanding	1,749,794	1,768,000	5,750,000	1,768,000
Basic and diluted net income (loss) per share	$0.02	$0.02	$0.26	$(0.96)

	For the Three Months Ended		For the Three Months Ended
	September 30, 2023		September 30, 2022
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$5,154	$5,542	$(1,478,906)	$(454,732)
Accretion of carrying value to redemption value	-	-	2,020,788	-
Allocation of net income (loss)	$5,154	$5,542	$541,882	$(454,732)
Denominators:
Weighted-average shares outstanding	1,643,913	1,768,000	5,750,000	1,768,000
Basic and diluted net income (loss) per share	$0.00	$0.00	$0.09	$(0.26)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the unaudited consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments.

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

NOTE 3 — INVESTMENT HELD IN TRUST ACCOUNT

As of September 30, 2023, investment securities in the Company’s Trust Account consisted of $17,390,840 in United States Treasury Bills and $0 in cash.

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

On August 3, 2023, 253,315 shares were redeemed by certain shareholders at a price of approximately $10.88 per share, including dividend income earned from investments held on Trust Account and extension payments deposited in the Trust Account, in an aggregate amount of $2,756,067.

The carrying value, including fair value of held to marketable securities on September 30, 2023 and December 31, 2022 are as follows:

	September 30,	December 31,
	2023	2022
Balance brought forward	$18,742,020	$58,076,604
Gross proceeds from IPO		-
Plus:
Dividend income earned in Trust Account	665,118	637,925
Business combination extension fee	739,769	650,030
Less:
Share redemption during the year	(2,756,067)	(40,622,539)

Balance carried forward	$17,390,840	$18,742,020

NOTE 4 – INITIAL PUBLIC OFFERING

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

Advances from a Related Party

As of September 30, 2023 and December 31, 2022, the Company had temporary advances of $609,311 and $129,451, respectively, from a related party for the payment of costs related to general and administrative services and the Initial Public Offering. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from April 1, 2021, to pay Nova Pulsar Holdings Limited a monthly fee of $10,000 for general and administrative services. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. As of September 30, 2023 and December 31, 2022, the unpaid balance of $210,000 and $120,000, respectively, which included in amount due to related party balance.

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

On each of August 3, 2023, September 6, 2023, October 6, 2023 and November 6, 2023, the Company issued an unsecured promissory note in an amount of $69,763 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until December 10, 2023. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

As of September 30, 2023 and December 31, 2022, the note payable balance was $1,389,799 and $650,030, respectively.

Promissory Note Payable — Related Party

On September 28, 2023, the Company issued an unsecured promissory note in an amount of $1,500,000 to the Sponsor for working capital. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of September 30, 2023 and December 31, 2022, there was no outstanding balance under the Promissory Note Payable — Related Party.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, 1,768,000 Ordinary Shares were issued and outstanding excluding 1,550,297 and 1,803,612 shares are subject to possible redemption, respectively.

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

On October 6, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $69,763 to Nova Pulsar Holdings Limited in exchange for Nova Pulsar Holdings Limited depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until November 10, 2023.

On November 6, 2023, the Company issued an unsecured promissory note in the aggregate principal amount of $69,763 to Nova Pulsar Holdings Limited in exchange for Nova Pulsar Holdings Limited depositing such amount into the Company’s trust account in order to extend the amount of time it has available to complete a business combination until December 10, 2023.

On October 27, 2023, the Company, Purchaser and Merger Sub entered into an Amendment No. 2 to the Merger Agreement (the “Amendment No. 2”). Pursuant to the Amendment No. 2, the Aggregate Stock Consideration will be 5,000,000 ordinary shares of Purchaser, 500,000 of which will be issued to holders of convertible notes issued by the Company as of October 4, 2023.

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

For the nine months ended September 30, 2023, we had a net income of $80,081, which was comprised of general and administrative expenses, dividend income and interest income.

For the nine months ended September 30, 2022, we had a net loss of $212,939, which was comprised of general and administrative expenses, dividend income and interest income.

For the three months ended September 30, 2023, we had a net income of $10,696, which was comprised of general and administrative expenses, dividend income and interest income.

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

As of September 30, 2023, we had cash outside our trust account of $162,556, working capital deficit of $1,836,614 and marketable securities held in the Trust Account of $17,390,840.

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

The Company has issued the following unsecured promissory notes (collectively, the “Promissory Notes”): (i) the non-interest bearing, unsecured promissory note in the principal amount of $575,000 issued by Nova Vision to Sponsor in exchange for Sponsor depositing such amount into the Trust Account in order to extend the amount of time Nova Vision has available to complete a business combination for a period of three months to November 10, 2022; (ii) nine non-interest bearing, unsecured promissory notes, each which were in the principal amount of $75,030 (representing $0.0416 per NOVA Ordinary Share issued at the IPO that have not been redeemed), issued by Nova Vision to the Sponsor on November 9, 2022, December 8, 2022, January 5, 2023, February 7, 2023, March 7, 2023, April 7, 2023, May 2, 2023, June 8, 2023 and July 5, 2023 in exchange for Sponsor depositing such amount into the Trust Account in order to extend the amount of time Nova Vision has available to complete a business combination through August 10, 2023; (ii) a non-interest bearing, unsecured promissory note in the amount of $1,500,000 issued on September 28, 2023 to the Sponsor for Nova Vision’s working capital; and (iii) four additional non-interest bearing, unsecured promissory notes, each in the principal amount of $69,763.37 (representing $0.045 per NOVA Ordinary Share issued at the IPO that have not been redeemed) issued on August 3, 2023, September 6, 2023, October 6, 2023 and November 6, 2023, respectively, in exchange for Sponsor depositing such each amount into the Trust Account in order to extend the amount of time Nova Vision has available to complete a business combination through December 10, 2023.

As of the date of this report, the Company has until December 10, 2023 to consummate a business combination but may further extend the period nine more times for one month each time up to August 10, 2024. If a Business Combination is not consummated by December 10, 2023 and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities as of September 30, 2023.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2023 . We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2023, the Company has not considered the effect of the warrants and rights sold in the Initial Public Offering and the private placements in the calculation of diluted net income (loss) per share, since the exercise of the warrants and rights is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to a lack of accounting staff with appropriate knowledge of U.S. GAAP and SEC reporting. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP and applicable SEC reporting requirements. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NOVA VISION ACQUISITION CORP.

Date: November 14, 2023	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer

