Form 10-K
period 2023-12-31
Nova Vision Acquisition Corp
filed 2024-03-04
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2023, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was approximately $21,927,942.

As of February 22, 2024, the Registrant had 3,318,297 ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOVA VISION ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2023

i

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

Proposed Business Combination

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination by August 10, 2024 (assuming full extension of the time to complete a business combination) from the closing of our initial public offering because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate. If we liquidate, our public shareholders may only receive $11.5 per share, and our warrants and rights will expire worthless. This will also cause you to lose the investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Ability to Extend Time to Complete Business Combination

The Company’s IPO prospectus dated August 5, 2021 provided that the Company initially had until 12 months from the closing of the IPO to complete its initial business combination, or, if the Company anticipates that it may not be able to consummate its initial business combination (i) within 12 months from the consummation of the IPO in the situation that the Company has not filed a proxy statement, registration statement or similar filing for an initial business combination within such 12-month period, or (ii) within 15 months from the consummation of the IPO in the situation that the Company has filed within such 12-month period, it may, but is not obligated to, extend the period of time to consummate a business combination three times and two times respectively by an additional three months each time for a total of up to 21 months to complete a business combination. In order to extend the time available for the Company to consummate its initial business combination, its insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account for each three month extension $575,000, on or prior to the date of the applicable deadline. As the Company had not filed a proxy statement, registration statement or similar filing for an initial business combination within 12 months from the closing of the IPO, on August 4, 2022, the Company issued an unsecured promissory note in the aggregate principal amount of $575,000 the Sponsor in exchange for Sponsor depositing such amount into the Trust Account in order to extend the amount of time the Company has available to complete a business combination for a period of three months to November 10, 2022. Such promissory note does not bear interest and matures upon the closing of a business combination by Nova Vision. In addition, the promissory note may be converted by the holder into units of Nova Vision identical to the units issued in the IPO offering at a price of $10.00 per unit.

Subsequently, as approved by its shareholders at the Annual Meeting of Shareholders on November 9, 2022, the Company amended the amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination nine (9) times for an additional one (1) month each time from November 10, 2022 to August 10, 2023 and entered into an amendment (the “2022 Trust Amendment”) to the investment management trust agreement, dated August 5, 2021, with American Stock Transfer & Trust Company on November 9, 2022. Pursuant to the 2022 Trust Amendment, the Company has the right to extend the time to complete a business combination nine (9) times for an additional one (1) month each time from November 10, 2022 to August 10, 2023, by depositing $0.0416 for each issued and outstanding ordinary share issued in the IPO that has not been redeemed (each, a “Public Share”) for each one-month extension. As approved by its shareholders at the Annual Meeting of Shareholders on August 3, 2023, the Company amended the amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a business combination twelve (12) times for an additional one (1) month each time from August 10, 2023 to August 10, 2024 and entered into an amendment (the “2023 Trust Amendment”) to the investment management trust agreement, dated August 5, 2021, with American Stock Transfer & Trust Company on August 3, 2023. Pursuant to the 2023 Trust Amendment, the Company has the right to extend the time to complete a business combination twelve (12) times for an additional one (1) month each time from August 10, 2023 to August 10, 2024, by depositing $0.045 for each issued and outstanding Public Shares for each one-month extension. The Company’s insiders or their affiliates or designees must deposit such amount into the Trust Account for each one-month extension on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of its business combination into additional private units at a price of $10.00 per unit.

In order to extend the amount of time the Company has to complete a business combination, it issued a total of nine non-interest bearing, unsecured promissory notes (excluding the promissory note issued on August 4, 2022 mentioned above, the “Promissory Notes”), each for an amount of $75,030 (representing $0.0416 per Public Share), on November 9, 2022, December 8, 2022, January 5, 2023, February 7, 2023, March 7, 2023, April 7, 2023, May 2, 2023, June 8, 2023 and July 5, 2023 respectively, to the Sponsor in exchange for the Sponsor depositing the same amount into the Trust Account. It also issued seven Promissory Notes, each in the amount of $69,763, on August 3, 2023, September 6, 2023, October 6, 2023, November 6, 2023, December 6, 2023, January 6, 2024 and February 8, 2024. All Promissory Notes would either be paid upon consummation of the Company’s initial business combination, or, at the lender’s discretion, converted upon consummation of its business combination into additional private units at a price of $10.00 per unit, but will not be repaid in the event that the Company is unable to close a business combination unless there are funds available outside the Trust Account to do so. As of the date of this report, the Company has until March 10, 2024 to consummate a business combination. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of its public shareholders. In the event of the Company’s liquidation and subsequent dissolution, the public warrants and public rights will expire and will be worthless.

The amount in the Trust Account will be treated as funds distributable under the Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, the Company is able to pay its debts as they fall due in the ordinary course of business. If the Company is forced to liquidate the Trust Account, it anticipates that it would distribute to its public shareholders the amount in the Trust Account calculated as of the date that is two days prior to the distribution date (including any accrued interest net of taxes payable). Prior to such distribution, the Company would be required to assess all claims that may be potentially brought against it by its creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over the Company’s public shareholders with respect to amounts that are owed to them. The Company cannot assure you that it will properly assess all claims that may be potentially brought against it. As such, the Company’s shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event the Company enters an insolvent liquidation. Furthermore, while the Company will seek to have all vendors and service providers (which would include any third parties it engaged to assist it in any way in connection with its search for a target business) and prospective target businesses execute agreements with it waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the Trust Account or that a court would conclude that such agreements are legally enforceable.

Extension of Date to Complete Business Combination and Listing — Nasdaq

On February 27, 2024, Nova Vision received a notice from the staff of the Listing Qualifications Department of Nasdaq indicating that, unless Nova Vision timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”) by March 5, 2024, Nova Vision’s securities (units, ordinary shares, warrants, and rights) would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on March 7, 2024, due to Nova Vision’s non-compliance with Nasdaq Listing Rule 5550(a)(3), which requires that a company that has its primary equity security listed on the Nasdaq Capital Market must have at least 300 public holders.

Nova Vision intends to request a hearing before the Panel, which will result in a stay of any suspension or delisting action pending the hearing.

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

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by March 10, 2024 (or August 10, 2024 if we choose to extend such period), we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public warrants and public rights will expire and will be worthless.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY.

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

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

Holders of Record

As of March 1, 2024, there were 3,318,297 of our ordinary shares issued and outstanding held by eight shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

As of December 31, 2023 and 2022, a total of $17,832,576 and $18,742,020 was held in a trust account established for the benefit of the Company’s public shareholders respectively. $17,832,576 as of December 31, 2023 included $ 897,565 of subsequent interest income, $949,059 of note payable extension fee and offset by $2,756,068 of share redemption. $18,742,020 as of December 31, 2022 included $58,075,000 of the net proceeds from the IPO (including the exercise of the over-allotment option) and the Private Placements, $639,529 of subsequent interest income, $650,030 of note payable extension fee and offset by $40,622,539 of share redemption.

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

For the year ended December 31, 2023, we had a net income of $146,881, which was comprised of dividend income earned in investments held in Trust Account of $897,565, interest income of $13, exchange loss of $31 and general administrative expenses of $750,666.

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

On August 3, 2023, 253,315 shares were tendered for redemption at a price of approximately $10.88 per share or $2,756,068, including income earned from investments held on Trust Account and extension payments deposited in the Trust Account.

As of December 31, 2023, we had cash outside our trust account of $97,273 and marketable securities held in the Trust Account of $17,832,576, respectively.

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

For the year ended December 31, 2023, we had a net income of $146,881 and had negative cash used in operating activities of $449,869. As of December 31, 2023, the Company had cash of $97,273 with working deficit of $2,211,550. We may need to raise additional capital through loans or additional investments from its Sponsor or third parties.

For the year ended December 31, 2022, the Company incurred net loss of $75,807 and had negative cash used in operating activities of $589,558. As of December 31, 2022, the Company had cash of $163,442 with working deficit of $511,807. We may need to raise additional capital through loans or additional investments from its Sponsor or third parties.

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 10, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 10, 2024.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023 and 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

At December 31, 2023 and 2022, we have no long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to us, commencing from April 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

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

We account for the ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. As of December 31, 2023 and 2022, 1,550,297 and 1,803,612 ordinary shares subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of our control are presented as temporary equity, outside of the shareholders’ (deficit) equity section of our balance sheets.

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

The fair value of certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in our balance sheets. The fair values of cash, and other current assets, accrued expenses, due to sponsor are estimated to approximate the carrying values as of December 31, 2023 and 2022 due to the short maturities of such instruments.

As of December 31, 2023, investment securities in our Trust Account consisted of $17,832,576 in United States Treasury Bills and $0 in cash. As of December 31, 2022, investment securities in our Trust Account consisted of $18,742,020 in United States Treasury Bills and $0 in cash.

●	Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary share. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2023 and 2022, we have not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 1,055,556 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary share and then share in the earnings. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the years presented.

The net loss per share presented in the statements of operations is based on the following:

	For the Years Ended December 31,
	2023	2022

Net income (loss)	$146,881	$(75,807)
Accretion of carrying value to redemption value	-	(5,808,869)
Net income (loss) including accretion of carrying value to redemption value	$146,881	$(5,884,676)

	For the Years ended December 31,
	2023		2022
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$71,990	$74,891	$(4,388,925)	$(1,495,751)
Accretion of carrying value to redemption value	-	-	5,808,869	-
Allocation of net income (loss)	$71,990	$74,891	$1,419,944	$(1,495,751)
Denominators:
Weighted-average shares outstanding	1,699,510	1,768,000	5,187,775	1,768,000
Basic and diluted net income (loss) per share	$0.04	$0.04	$0.27	$(0.85)

●	Related parties

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

Dismissal of Independent Registered Public Accounting Firm

Based on information provided by Friedman LLP (“Friedman”), the independent registered public accounting firm of Nova Vision Acquisition Corp. (the “Company”), effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm. Friedman continued to serve as the Company’s independent registered public accounting firm through September 21, 2022. On September 21, 2022, the audit committee of the board of directors of the Company dismissed Friedman and engaged Marcum to serve as the independent registered public accounting firm of the Company for the year ended December 31, 2023. The services previously provided by Friedman are now be provided by Marcum.

Friedman’s report on the Company’s financial statements for the period from March 18, 2021 (inception) to December 31, 2022 (the “2021 Audit Report”) did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the 2021 Audit Report contained an uncertainty about the Company’s ability to continue as a going concern.

During the period from March 18, 2021 (inception) to December 31, 2022, and the subsequent interim period through September 21, 2022, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, from the time of Friedman’s engagement up to the date of termination which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Appointment of Independent Registered Public Accounting Firm

On September 21, 2022, the Company engaged Marcum as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2023. During the period from March 18, 2021 (inception) through the subsequent interim period on or prior to the appointment of Marcum, neither the Company nor anyone on its behalf consulted with Marcum regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Further Dismissal and Appointment of Independent Registered Public Accounting Firm

Effective April 26, 2023, the Company dismissed its independent auditor, Marcum LLP. The Audit Committee (the “Audit Committee”) of the Board of Directors of the Company completed a comprehensive selection process to determine what audit firm would serve as the Company’s independent registered public accounting firm for the year ending December 31, 2023 and both the Audit Committee and the Board of Directors of the Company approved the engagement of MaloneBailey, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2023. MaloneBailey, LLP is also re-auditing the Company’s financial statements for the fiscal years ended December 31, 2023 and 2022.

Marcum LLP’s audit report on the Company’s financial statements as of and for the fiscal year ended December 31, 2023 (the “2022 Audit Report”) did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the 2022 Audit Report included an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern. Furthermore, during the Company’s most recent fiscal year and through April 26, 2023, there have been no disagreements with Marcum LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Marcum LLP’s satisfaction, would have caused Marcum LLP to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such period.

For the fiscal year ended December 31, 2023 and through April 26, 2023, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2023 was not effective due to material weakness identified related to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of February 22, 2024.

Name	Age	Position
Eric Ping Hang Wong	52	Director, Chief Executive Officer, and Chief Financial Officer
Wing-Ho Ngan	49	Chairman
Tin Lun Brian Cheng	47	Independent Director
Philip Richard Herbert	59	Independent Director
Chun Fung Horace Ma	53	Independent Director

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

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares, (ii) each of our officers and directors, and (iii) all of our officers and directors as a group as of February 22, 2024. As of February 22, 2024, we had 3,318,297 ordinary shares issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Nova Pulsar Holdings Limited(2)	1,405,000	42.3%
Poseidon Ocean Corporation(3)	200,000	6.0%
Eric Ping Hang Wong	100,000	3.0%
Wing-Ho Ngan(2)	1,405,000	42.3%
Tin Lun Brian Cheng	10,000	* %
Philip Richard Herbert	10,000	* %
Chun Fung Horace Ma	20,000	* %
All directors and executive officers (five individuals) as a group	1,545,000	46.6%
Other 5% shareholders
Polar Asset Management Partners Inc.(4)	250,000	7.53%
Periscope Capital Inc.(5)	175,000	5.27%

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

(3) Poseidon Ocean Corporation, our advisor, is controlled by Mr. Kin (Stephen) Sze.

(4) According to an amended Schedule 13G filed on February 12, 2024, interests shown are held by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. Polar Asset Management Partners Inc. is an investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission. The business address of each of the reporting entities or individuals is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(5) According to an amended Schedule 13G filed on February 9, 2024, Periscope Capital Inc. is the beneficial owner of 175,000 shares, and acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 94,600 shares. The business address of the reporting entity is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

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

As of December 31, 2023 and 2022, we had a total amount due to related party of $233,151 and $129,451 from a related party for the payment of costs related to general and administrative services, the Initial Public Offering and administrative services agreement. The balance is unsecured, interest-free and has no fixed terms of repayment.

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

On August 4, 2022, the Company issued an unsecured promissory note in the aggregate principal amount of $575,000 the Sponsor in exchange for Sponsor depositing such amount into the Company’s trust account in order to extend the amount of time the Company has available to complete a business combination for a period of three months to November 10, 2022. Subsequently, the Company further issued a total of five non-interest bearing, unsecured promissory notes (together with the promissory note issued on August 4, 2022, the “Promissory Notes”), each for an amount of $75,030 (representing $0.0416 per Public Share), on November 9, 2022, December 8, 2022, January 5, 2023, February 7, 2023, March 7, 2023, April 7, 2023, May 2, 2023, June 8, 2023, and July 5, 2023, respectively, to the Sponsor in exchange for the Sponsor depositing the same amount into the Company’s Trust Account. It also issued seven Promissory Notes, each in the amount of $69,763, on August 3, 2023, September 6, 2023, October 6, 2023, November 6, 2023, December 6, 2023, January 6, 2024, and February 8, 2024. It also issued five Promissory Notes in the amount of $50,000, $350,000, $1,500,000, $170,000 and $48,750 to the sponsor on January 10, 2023, July 3, 2023, September 28, 2023, January 10, 2024 and February 9, 2024, respectively. All Promissory Notes would either be paid upon consummation of Nova Vision’s initial business combination, or, at the lender’s discretion, converted upon consummation of its business combination into additional private units at a price of $10.00 per unit, but will not be repaid in the event that Nova Vision is unable to close a business combination unless there are funds available outside the Trust Account to do so. As of the date of this report, the Company has until March 10, 2024 to consummate a business combination but may further extend the period four times for one month each time up to August 10, 2024.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman and Marcum in connection with regulatory filings. The aggregate fees billed by MB, Friedman and Marcum for professional services rendered for the audits of our annual financial statements, reviews of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 totaled approximately $94,000, $18,000 and $15,000, respectively, and year ended December 31, 2022 totaled approximately $65,000, $0 and $85,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings and professional services rendered in connection with the IPO.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay MB, Friedman and Marcum for consultations concerning financial accounting and reporting standards during the year ended December 31, 2023 and 2022.

Tax Fees. We did not pay MB, Friedman or Marcum for tax planning and tax advice for the year ended December 31, 2023 and 2022.

All Other Fees. We did not pay MB, Friedman or Marcum for other services for the year ended December 31, 2023 and 2022.

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)	Financial Statements:

(1)	Financial Statements:

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable

(b)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated August 5, 2021, by and between the Registrant and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

3.1*	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

3.2*	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 10, 2022)

4.1*	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.2*	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.3*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.4*	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.5*	Warrant Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

4.6*	Rights Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.1*	Letter Agreements, dated August 5, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.2*	Investment Management Trust Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.3*	Stock Escrow Agreement, dated August 5, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.4*	Registration Rights Agreement, dated August 5, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.5*	Subscription Agreement, dated August 5, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

10.6*	Amendment to Investment Management Trust Agreement, dated November 9, 2022, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 10, 2022)

10.7*	Promissory Note issued to Nova Pulsar Holdings Limited dated August 4, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 9, 2022)

10.8*	Promissory Note issued to Nova Pulsar Holdings Limited dated November 9, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 10, 2022)

10.9*	Promissory Note issued to Nova Pulsar Holdings Limited dated December 8, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2022)

10.10*	Promissory Note issued to Nova Pulsar Holdings Limited dated January 5, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2023)

10.11*	Promissory Note issued to Nova Pulsar Holdings Limited dated February 7, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 10, 2023)

10.12*	Promissory Note issued to Nova Pulsar Holdings Limited dated March 7, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2023)

14.1*	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.2*	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.3*	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.4*	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA VISION ACQUISITION CORP.

Dated: March 1, 2024	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Ping Hang Wong	Chief Executive Officer (Principal executive	March 1, 2024
Eric Ping Hang Wong	officer), Chief Financial Officer (Principal
financial and accounting officer) and Director

/s/ Wing-Ho Ngan	Chairman of the Board	March 1, 2024
Wing-Ho Ngan

/s/ Tin Lun Brian Cheng	Independent Director	March 1, 2024
Tin Lun Brian Cheng

/s/ Philip Richard Herbert	Independent Director	March 1, 2024
Philip Richard Herbert

/s/ Chun Fung Horace Ma	Independent Director	March 1, 2024
Chun Fung Horace Ma

NOVA VISION ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nova Vision Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nova Vision Acquisition Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 1, 2024

NOVA VISION ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets
Cash	$97,273	$163,442
Prepaid expenses	9,354	121,259

Total current assets	106,627	284,701
Investment held in Trust Account	17,832,576	18,742,020

TOTAL ASSETS	$17,939,203	$19,026,721

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$85,937	$17,027
Due to related party	233,151	129,451
Working capital loan payable, related party	400,000	-
Extension loan payable, related party	1,599,089	650,030

Total Current Liabilities	2,318,177	796,508

Deferred underwriting compensation	750,000	750,000

TOTAL LIABILITIES	3,068,177	1,546,508

Commitments and contingencies	-	-
Ordinary shares subject to possible redemption 1,550,297 and 1,803,612 shares issued and outstanding at redemption value at December 31, 2023 and 2022, respectively	17,832,576	18,742,020

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,768,000 shares issued and outstanding (excluding 1,550,297 and 1,803,612 shares subject to redemption as of December 31, 2023 and 2022, respectively)	177	177
Accumulated deficit	(2,961,727)	(1,261,984)

Total Shareholders’ Deficit	(2,961,550)	(1,261,807)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$17,939,203	$19,026,721

The accompanying notes are an integral part of these consolidated financial statements.

NOVA VISION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2023	2022

General and administrative expenses	$(750,666)	$(713,827)

Other income (expense):
Dividend income earned in investments held in Trust Account	897,565	637,925
Exchange (loss) gain	(31)	47
Interest income	13	48

Total other income, net	897,547	638,020

Income (loss) before income taxes	146,881	(75,807)

Income taxes	-	-

NET INCOME (LOSS)	$146,881	$(75,807)

Basic and diluted weighted average shares outstanding, ordinary shares subject to redemption	1,699,510	5,187,775

Basic and diluted net income per ordinary shares subject to possible redemption	$0.04	$0.27

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Nova Vision Acquisition Corporation	1,768,000	1,768,000

Basic and diluted net income (loss), ordinary shares attributable to Nova Vision Acquisition Corporation	$0.04	$(0.85)

The accompanying notes are an integral part of these consolidated financial statements.

NOVA VISION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the years ended December 31, 2023 and 2022
	Ordinary shares		Additional		Total shareholders’
	No. of shares	Amount	paid-in capital	Accumulated deficit	equity (deficit)

Balance as of January 1, 2023	1,768,000	$177	$-	$(1,261,984)	$(1,261,807)

Re-measurement of carrying value to redemption value	-	-	-	(897,565)	(897,565)
Additional amount deposited into trust for extension				(949,059)	(949,059)
Net income for the year	-	-	-	146,881	146,881

Balance as of December 31, 2023	1,768,000	$177	$-	$(2,961,727)	$(2,961,550)

Balance as of January 1, 2022	1,768,000	$177	$5,001,153	$(378,461)	$4,622,869

Additional amount deposited into trust for extension	-	-	-	(650,030)	(650,030)
Accretion of carrying value to redemption value			(5,001,153)	(157,686)	(5,158,839)
Net loss for the year	-	-	-	(75,807)	(75,807)

Balance as of December 31, 2022	1,768,000	$177	$-	$(1,261,984)	$(1,261,807)

The accompanying notes are an integral part of these consolidated financial statements.

NOVA VISION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$146,881	$(75,807)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Dividend income earned in investments held in Trust Account	(897,565)	(637,925)

Change in operating assets and liabilities:
Decrease in prepayment	111,905	16,239
Increase (decrease) in accrued expenses	68,910	(12,065)
Increase in due to related party	120,000	120,000
Net cash used in operating activities	(449,869)	(589,558)

Cash flows from investing activities
Cash withdrawn from Trust Account in connection to redemption	2,756,068	40,622,539
Proceeds from promissory notes deposited in trust account by founder shareholder	(949,059)	(650,030)
Net cash provided by investing activities	1,807,009	39,972,509

Cash flows from financing activities:
Redemption of common stock	(2,756,068)	(40,622,539)
Proceeds from working capital loan promissory notes	400,000	-
Proceeds from extension loan promissory notes	949,059	650,030
(Repayment to) Proceeds from a related party	(16,300)	365
Net cash used in financing activities	(1,423,309)	(39,972,144)

NET CHANGE IN CASH	(66,169)	(589,193)

CASH, BEGINNING OF YEAR	163,442	752,635

CASH, END OF YEAR	$97,273	$163,442

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Re-measurement of carrying value to redemption value	$897,565	$-
Additional amount deposited into trust for extension	$949,059	$650,030
Accretion of carrying value to redemption value	$-	$5,158,839

The accompanying notes are an integral part of these consolidated financial statements.

NOVA VISION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

Nova Vision Acquisition Corp. (the “Company” or “we”, “us” and “our”) is a blank check company incorporated on March 18, 2021, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on that are in the PropTech, FinTech, ConsumerTech, Supply Chain Management industries or technology companies that serve these or other sectors in Asia (excluding China).

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

Trust Account

Upon the closing of the Initial Public Offering and over-allotment exercised, $55,000,000 was placed in a trust account (the “Trust Account”) with American Stock Transfer & Trust Company acting as trustee. The aggregate amount of $58,075,000 (including $3,075,000 released from the escrow account on August 13, 2021) held in the Trust Account can be invested in United States government treasury bills, bonds or notes, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the Company’s failure to consummate a Business Combination within 21 months from the closing of the Initial Public Offering. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s tax obligations. On November 9, 2022, 3,946,388 shares were redeemed by certain shareholders at a price of approximately $10.29 per share, including income earned from investments held on Trust Account and extension payments deposited in the Trust Account, in an aggregate amount of $40,622,540. On August 3, 2023, 253,315 shares were tendered for redemption at a price of approximately $10.88 per share or $2,756,068, including income earned from investments held on Trust Account and extension payments deposited in the Trust Account.

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

Liquidation

For the year ended December 31, 2023, the Company incurred net income of $146,881 and had cash used in operating activities of $449,869. As of December 31, 2023, the Company had cash of $97,273 with negative working capital of $2,130,550. If the Company does not complete a Business Combination within 12 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial Business Combination within 12 months (or 15 months if the Company has filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period), the Company may, but are not obligated to, extend the period of time to consummate a Business Combination three times (or two times) by an additional three months each time (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and American Stock Transfer & Trust Company on July 30, 2021, in order to extend the time available for the Company to consummate the initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share in either case), on or prior to the date of the applicable deadline. On November 1, 2022, the Board of Directors of the Company, through written resolution, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period nine times for an additional one month each time from November 10, 2022 to August 10, 2023 by depositing into the Trust Account $0.0416 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. On August 3, 2023, the shareholders of the Company, through annual shareholders’ meeting, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period twelve times for an additional one month each time from August 10, 2023 to August 10, 2024 by depositing into the Trust Account $0.045 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial Business Combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial Business Combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial Business Combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the warrants and rights will expire and will be worthless.

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

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until March 10, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 10, 2024.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

● Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

● Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

Subsidiaries are those entities in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Real Messenger Corporation (“PubCo”)	A Cayman Islands company incorporated on June 27, 2023	100% Owned by Nova Vision Acquisition Corp.
RM2 Limited (“Merger Sub”)	A Cayman Islands company incorporated on June 27, 2023	100% Owned by PubCo

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

● Use of estimates

In preparing these consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

● Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

● Investment held in Trust Account

At December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying Statements of Operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 815, therefore, the warrants are classified as equity as of December 31, 2023 and 2022.

● Income taxes

Income taxes are determined in accordance with the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s tax provision is zero for the years ended December 31, 2023 and 2022.

The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as equity. As of December 31, 2023 and 2022, 1,550,297 and 1,803,612 ordinary shares, respectively, subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

● Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public stockholders. As of December 31, 2023 and 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 1,055,556 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the years presented.

The net income (loss) per share presented in the consolidated statements of operations is based on the following:

	For the Years Ended December 31,
	2023	2022

Net income (loss)	$146,881	$(75,807)
Accretion of carrying value to redemption value	-	(5,808,869)
Net income (loss) including accretion of carrying value to redemption value	$146,881	$(5,884,676)

	For the Years ended December 31,
	2023		2022
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non-Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net income (loss) including carrying value to redemption value	$71,990	$74,891	$(4,388,925)	$(1,495,751)
Accretion of carrying value to redemption value	-	-	5,808,869	-
Allocation of net income (loss)	$71,990	$74,891	$1,419,944	$(1,495,751)
Denominators:
Weighted-average shares outstanding	1,699,510	1,768,000	5,187,775	1,768,000
Basic and diluted net income (loss) per share	$0.04	$0.04	$0.27	$(0.85)

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the consolidated balance sheets. The fair values of cash, and other current assets, accrued expenses, due to sponsor, working capital loan payable and extension loan payable are estimated to approximate the carrying values as of December 31, 2023 and 2022 due to the short maturities of such instruments.

● Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

● Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – INVESTMENT HELD IN TRUST ACCOUNT

As of December 31, 2023, investment securities in the Company’s Trust Account consisted of $17,832,576 in United States Treasury Bills and $0 in cash. As of December 31, 2022, investment securities in the Company’s Trust Account consisted of $18,742,020 in United States Treasury Bills and $0 in cash.

On November 9, 2022, 3,946,388 ordinary shares were redeemed by certain shareholders at a price of approximately $10.29 per share or $40,622,539, including dividend income earned from investments held on Trust Account and extension payments deposited in the Trust Account.

On August 3, 2023, 253,315 shares were redeemed by certain shareholders at a price of approximately $10.88 per share or $2,756,068, including dividend income earned from investments held on Trust Account and extension payments deposited in the Trust Account.

The carrying value, including fair value of held to marketable securities on December 31, 2023 and 2022 are as follows:

	For the year ended December 31,
	2023	2022
Balance brought forward	$18,742,020	$58,076,604
Gross proceeds from IPO	-	-
Plus:
Dividend income earned in Trust Account	897,565	637,925
Business combination extension loan	949,059	650,030
Less:
Share redemption during the year	(2,756,068)	(40,622,539)

Balance carried forward	$17,832,576	$18,742,020

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

In April 2021, the Company issued an additional 187,500 ordinary shares to the Sponsor that were subject to forfeiture if the over-allotment option is not exercised in part or in full by the underwriters. As all over-allotment options were exercised by the underwriters on August 10, 2021, none of these ordinary shares are forfeited.

Due to a related party

As of December 31, 2023 and 2022, the Company had a total amount due to related party of $233,151 and $129,451 from a related party for the payment of costs related to general and administrative services, the Initial Public Offering and administrative services agreement. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from April 1, 2021, to pay Nova Pulsar Holdings Limited a monthly fee of $10,000 for general and administrative services, including office space. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. As of December 31, 2023 and 2022, the unpaid balance was $240,000 and $120,000,   respectively, which included in amount due to related party balance, respectively.

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

On August 4, 2022, the Company issued an unsecured promissory note in an amount of $575,000 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until November 10, 2022. The Note is non-interest bearing and is payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit .

On each of November 9, 2022, December 8, 2022, January 5, 2023, February 7, 2023, March 7, 2023, April 7, 2023, May 2, 2023, June 8, 2023 and July 5, 2023, the Company issued an unsecured promissory note in an amount of $75,030 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until August 10, 2023. The Notes are non-interest bearing and is payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

On August 3, 2023, September 6, 2023, October 9, 2023, November 6, 2023, December 6, 2023, January 6, 2024 and February 8, 2024 (refer to note 9), the Company issued an unsecured promissory note in an amount of $69,763 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until March 10, 2024. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

As of December 31, 2023 and 2022, the note payable balance was $1,599,089 and $650,030, respectively.

Related party working capital loan

On January 10, 2023, July 3, 2023 and September 28, 2023, the Company issued three unsecured promissory notes (the “Notes”) in an amount of $50,000, $350,000 and $1,500,000 to the Sponsor, respectively. These Notes are payable upon the consummation of a Business Combination, without interest, or, at the lender’s discretion, notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit.

As of December 31, 2023 and 2022, the balance of the working capital loans are $400,000 and $0, respectively.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2023 and 2022, 1,768,000 ordinary shares were issued and outstanding excluding 1,550,297 and 1,803,612 shares are subject to possible redemption, respectively.

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, if the Company is unable to complete a Business Combination within the Combination Period, the Company will cease all operations except for the purpose of winding up and redeem 100% of the outstanding Public Shares for amount then on deposit in the Trust Account. Furthermore, the ordinary shares included in the units offered in the IPO provide the holder redemption upon the consummation of the initial Business Combination or the liquidation. These risks and uncertainties also impact the Company’s financial positions, results of its operations. Please refer to Note 1 for detail discussion of these risks and uncertainties.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after the balance sheet date, up through the date was the Company issued the consolidated financial statements.

On January 6, 2024, the Company issued an unsecured promissory note in the principal amount of $69,763 to Nova Pulsar Holdings Limited in exchange for Nova Pulsar Holdings Limited depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination until February 10, 2023.   The Note does not bear interest and matures upon the closing of a business combination by the Company. In addition, the Note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

On January 10, 2024, the Company issued an unsecured promissory note in the principal amount of $170,000 to Nova Pulsar Holdings Limited in exchange for Nova Pulsar Holdings Limited providing such amount to the Company as the Company’s working capital. The note does not bear interest and matures upon the closing of a business combination by the Company. In addition, the note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

On February 8, 2024, the Company issued an unsecured promissory note in the principal amount of $69,763 to Nova Pulsar Holdings Limited in exchange for Nova Pulsar Holdings Limited depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination until March 10, 2023.   The Note does not bear interest and matures upon the closing of a business combination by the Company. In addition, the Note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

On February 9, 2024, the Company issued an unsecured promissory note in the principal amount of $48,750 to Nova Pulsar Holdings Limited in exchange for Nova Pulsar Holdings Limited providing such amount to the Company as the Company’s working capital. The note does not bear interest and matures upon the closing of a business combination by the Company. In addition, the note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

