Form 10-K/A
period 2023-12-31
Nova Vision Acquisition Corp
filed 2024-06-20
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Nova Vision Acquisition Corp. is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”), to amend its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”), on March 4, 2024 (the “Original Filing”), for the sole purpose to add footnote disclosures in relation to the cash flow presentation for the year ended December 31, 2022, included as part of the financial statements in the Original 10-K. We added a restatement footnote (Note 9) to clarify the restated items.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated August 5, 2021, by and between the Registrant and EF Hutton, division of Benchmark Investments, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

3.1*	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

3.2*	Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 10, 2022)

4.1*	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.2*	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.3*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.4*	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

4.5*	Warrant Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

4.6*	Rights Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.1*	Letter Agreements, dated August 5, 2021, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.2*	Investment Management Trust Agreement, dated August 5, 2021, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.3*	Stock Escrow Agreement, dated August 5, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.4*	Registration Rights Agreement, dated August 5, 2021, among the Registrant, American Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on August 10, 2021)

10.5*	Subscription Agreement, dated August 5, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

10.6*	Amendment to Investment Management Trust Agreement, dated November 9, 2022, by and between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 10, 2022)

10.7*	Promissory Note issued to Nova Pulsar Holdings Limited dated August 4, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 9, 2022)

10.8*	Promissory Note issued to Nova Pulsar Holdings Limited dated November 9, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 10, 2022)

10.9*	Promissory Note issued to Nova Pulsar Holdings Limited dated December 8, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2022)

10.10*	Promissory Note issued to Nova Pulsar Holdings Limited dated January 5, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 9, 2023)

10.11*	Promissory Note issued to Nova Pulsar Holdings Limited dated February 7, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 10, 2023)

10.12*	Promissory Note issued to Nova Pulsar Holdings Limited dated March 7, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2023)

14.1*	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.2*	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.3*	Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

14.4*	Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1, originally filed with the SEC on June 15, 2020 (File No. 333-257124), as amended)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Clawback Policy

101.INS	Inline XBRL Instance Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed with the Original Filing.

** Previously filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, on March 4, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVA VISION ACQUISITION CORP.

Dated: June 20, 2024	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Eric Ping Hang Wong	Chief Executive Officer (Principal executive	June 20, 2024
Eric Ping Hang Wong	officer), Chief Financial Officer (Principal
financial and accounting officer) and Director

/s/ Wing-Ho Ngan	Chairman of the Board	June 20, 2024
Wing-Ho Ngan

/s/ Tin Lun Brian Cheng	Independent Director	June 20, 2024
Tin Lun Brian Cheng

/s/ Philip Richard Herbert	Independent Director	June 20, 2024
Philip Richard Herbert

/s/ Chun Fung Horace Ma	Independent Director	June 20, 2024
Chun Fung Horace Ma

NOVA VISION ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nova Vision Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nova Vision Acquisition Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Correction of Misstatement

As discussed in Note 9 to the financial statements, the 2022 financial statements have been restated to correct certain misstatements.

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

Houston, Texas

March 1, 2024 except for Note 9 which is dated June 20, 2024.

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
		(Restated)
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

NOTE 9 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s 2022 financial statements on August 7, 2023, management concluded that the previously issued audited financial statements for the year ended December 31, 2022, should be restated to correct the following errors:

(i)	Adjustment #1: reallocate the related party balance movement to operating activities.

(ii)	Adjustment #2: include the proceeds from extension loan promissory notes in investing activities and financing activities.

The errors had no impact on the Company’s cash position, revenues, or liquidity. The errors have been corrected by restating the affected financial statement line items for the year.

The following tables summarize the effects of the restatement on the Company’s 2022 annual audited financial statements:

	As Previously	Adjustments	Adjustments
	Reported	#1	#2	As Restated

Statement of Cash Flows as of December 31, 2022 (restated)
Increase in due to related party	$-	$120,000	$-	$120,000
Net cash used in operating activities	(709,558)	120,000	-	(589,558)
Proceeds from promissory notes deposited in trust account by founder shareholder	-	-	(650,030)	(650,030)
Net cash (used in) provided by investing activities	40,622,539	-	(650,030)	39,972,509
Proceeds from extension loan promissory notes	-	-	650,030	650,030
Net cash (used in) provided by financing activities	$(40,502,174)	$(120,000)	$650,030	$(39,972,144)

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

