Form 10-Q
period 2024-06-30
Nova Vision Acquisition Corp
filed 2024-08-14
CIK 1858028

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 1,978,052 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

NOVA VISION ACQUISITION CORP.

Quarterly Report on Form 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023

ASSETS
Current assets
Cash	$16,718	$97,273
Prepaid expenses	2,198	9,354

Total Current Assets	18,916	106,627
Investments held in trust account	18,720,990	17,832,576

TOTAL ASSETS	$18,739,906	$17,939,203

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$33,319	$85,937
Due to related party	301,151	233,151
Working capital loan payable, related party	753,750	400,000
Extension loan payable, related party	2,017,669	1,599,089

Total Current Liabilities	3,105,889	2,318,177

Deferred Underwriting Compensation	750,000	750,000

TOTAL LIABILITIES	3,855,889	3,068,177

Commitments and contingencies
Ordinary shares subject to possible redemption, 1,550,297 shares issued and outstanding at redemption value as of June 30, 2024 and December 31, 2023, respectively	18,720,990	17,832,576

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,768,000 shares issued and outstanding (excluding 1,550,297 and 1,550,297 shares subject to redemption as of June 30, 2024 and December 31, 2023, respectively)	177	177
Accumulated deficit	(3,837,150)	(2,961,727)

Total Shareholders’ Deficit	(3,836,973)	(2,961,550)

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$18,739,906	$17,939,203

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

General and administrative expenses	$(184,561)	$(183,161)	$(456,844)	$(361,795)

Other income:
Dividend income earned in investments held in Trust Account	237,617	228,567	469,834	431,176
Interest income	1	1	1	4

Total other income	237,618	228,568	469,835	431,180

Income before income taxes	53,057	45,407	12,991	69,385

Income taxes	-	-	-	-

NET INCOME	$53,057	$45,407	$12,991	$69,385

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	1,550,297	1,803,612	1,550,297	1,803,612
Basic and diluted net income per ordinary shares subject to possible redemption	$0.02	$0.01	$0.00	$0.02

Basic and diluted weighted average shares outstanding, ordinary shares attributable to Nova Vision Acquisition Corporation	1,768,000	1,768,000	1,768,000	1,768,000
Basic and diluted net income, ordinary shares attributable to Nova Vision Acquisition Corporation	$0.02	$0.01	$0.00	$0.02

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months ended June 30, 2024
	Ordinary shares		Additional		Total
	No. of		paid-in	Accumulated	shareholders’
	shares	Amount	capital	deficit	deficit

Balance as of March 31, 2024	1,768,000	$177	$-	$(3,443,300)	$(3,443,123)

Remeasurement of carrying value to redemption value	-	-	-	(237,617)	(237,617)
Additional amount deposited into trust for extension				(209,290)	(209,290)
Net income for the period	-	-	-	53,057	53,057

Balance as of June 30, 2024	1,768,000	$177	$-	$(3,837,150)	$(3,836,973)

	For the Three Months ended June 30, 2023
	Ordinary shares		Additional		Total
	No. of		paid-in	Accumulated	shareholders’
	shares	Amount	capital	deficit	deficit

Balance as of March 31, 2023	1,768,000	$177	$-	$(1,740,736)	$(1,740,559)

Remeasurement of carrying value to redemption value	-	-	-	(228,567)	(228,567)
Additional amount deposited into trust for extension				(225,091)	(225,091)
Net income for the period	-	-	-	45,407	45,407

Balance as of June 30, 2023	1,768,000	$177	$-	$(2,148,987)	$(2,148,810)

	For the Six months ended June 30, 2024
	Ordinary shares		Additional		Total
	No. of		paid-in	Accumulated	shareholders’
	shares	Amount	capital	deficit	deficit

Balance as of December 31, 2023	1,768,000	$177	$-	$(2,961,727)	$(2,961,550)

Remeasurement of carrying value to redemption value	-	-	-	(469,834)	(469,834)
Additional amount deposited into trust for extension				(418,580)	(418,580)
Net income for the period	-	-	-	12,991	12,991

Balance as of June 30, 2024	1,768,000	$177	$-	$(3,837,150)	$(3,836,973)

	For the Six months ended June 30, 2023
	Ordinary shares		Additional		Total
	No. of		paid-in	Accumulated	shareholders’
	shares	Amount	capital	deficit	deficit

Balance as of December 31, 2022	1,768,000	$177	$-	$(1,261,984)	$(1,261,807)

Remeasurement of carrying value to redemption value	-	-	-	(431,176)	(431,176)
Additional amount deposited into trust for extension				(525,212)	(525,212)
Net income for the period	-	-	-	69,385	69,385

Balance as of June 30, 2023	1,768,000	$177	$-	$(2,148,987)	$(2,148,810)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOVA VISION ACQUISITION CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Cash flows from operating activities:
Net income	$12,991	$69,385
Adjustments to reconcile net income to net cash used in operating activities
Dividend income earned in investments held in Trust Account	(469,834)	(431,176)

Change in operating assets and liabilities:
Prepaid expenses	7,156	113,179
Accrued expenses	(52,618)	(6,500)
Due to related party	60,000	-

Net cash used in operating activities	(442,305)	(255,112)

Cash flows from investing activities:
Proceeds from extension loan promissory notes deposited in trust account	(418,580)	(525,212)

Net cash used in investing activities	(418,580)	(525,212)

Cash flows from financing activities:
Proceeds from extension loan promissory notes	418,580	525,212
Proceeds from working capital loan promissory notes	353,750	108,718
Proceeds from a related party	8,000	-

Net cash provided by financing activities	780,330	633,930

NET CHANGE IN CASH	(80,555)	(146,394)

CASH, BEGINNING OF PERIOD	97,273	163,442

CASH, END OF PERIOD	$16,718	$17,048

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Remeasurement of carrying value to redemption value	$469,834	$431,176
Extension funds subject to redemption	$418,580	$525,212

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

Pursuant to the Merger Agreement, Purchaser will issue 7,500,000 ordinary shares with a deemed price per share of US$10.00 for a total value of $75,000,000 (“Aggregate Stock Consideration”) to the current shareholders of the Company (the “Shareholders”), among which, 6,000,000 ordinary shares (the “Closing Payment Shares”) will be delivered to the Shareholders at the Closing and 1,500,000 ordinary shares will be held back by Purchaser for one year after the Closing as security for indemnification obligation of the representations and warranties of the Company as set forth in the Merger Agreement (the “Holdback Shares”). On August 15, 2023, the parties to the Merger Agreement, including Purchaser and Merger Sub, entered into an Amendment No. 1 to the Merger Agreement (the “Amendment No. 1”). Pursuant to the Amendment No. 1, the Aggregate Stock Consideration will be 4,500,000 ordinary shares with a deemed price per share of US$10.00 for a total value of $45,000,000, among which, 4,050,000 ordinary shares will be delivered to the shareholders at the Closing and 450,000 ordinary shares will be held back by Purchaser for one year after the closing of the Merger Agreement as security for indemnification obligation of the representations and warranties of the Company as set forth in the Merger Agreement (the “Holdback Shares”). The Closing Payment Shares consist of 3,600,000 Class B ordinary shares and 900,000 Class A ordinary shares. On October 27, 2023, the parties entered into an Amendment No. 2 to the Merger Agreement (the “Amendment No. 2”). Pursuant to the Amendment No. 2, the Aggregate Stock Consideration will be 5,000,000 ordinary shares of Purchaser, 500,000 of which will be issued to holders of convertible notes issued by the Company as of October 4, 2023. On March 7, 2024, the parties entered into an Amendment No.3 to the Merger Agreement (the “Amendment No. 3”). Pursuant to the Amendment No. 3, the parties have further agreed that the closing date of the Business Combination shall be extended to July 31, 2024. On May 29, 2024, the parties entered into an Amendment No.4 to the Merger Agreement (the “Amendment No. 4”). Pursuant to the Amendment No. 4, the parties have further agreed that the closing date of the Business Combination shall be extended to August 10, 2024 . On July 17, 2024, the parties entered into an Amendment No.5 to the Merger Agreement (the “Amendment No. 5”). Pursuant to the Amendment No. 5, the parties have further agreed that the Aggregate Stock Consideration will be increased to 6,400,000 ordinary shares of Purchaser. On August 6, 2024, the shareholders of the Company, through annual shareholders’ meeting, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period twelve times for an additional one month each time from August 10, 2024 to February 10, 2025 by depositing into the Trust Account by the lesser of (a) $15,000 and (b) $0.03 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension.

Liquidation

For the six months ended June 30, 2024, the Company incurred net income of $12,991 and had cash used in operating activities of $442,305. As of June 30, 2024, the Company had cash of $16,718 with negative working capital of $3,086,973. If the Company does not complete a Business Combination within 12 months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the amended and restated memorandum and articles of association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if the Company anticipate that the Company may not be able to consummate its initial Business Combination within 12 months (or 15 months if the Company has filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period), the Company may, but are not obligated to, extend the period of time to consummate a Business Combination three times (or two times) by an additional three months each time (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of the amended and restated memorandum and articles of association and the trust agreement entered into between the Company and American Stock Transfer & Trust Company on July 30, 2021, in order to extend the time available for the Company to consummate the initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000 ($0.10 per share in either case), on or prior to the date of the applicable deadline. On November 1, 2022, the Board of Directors of the Company, through written resolution, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period nine times for an additional one month each time from November 10, 2022 to August 10, 2023 by depositing into the Trust Account $0.0416 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. On August 3, 2023, the shareholders of the Company, through annual shareholders’ meeting, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period twelve times for an additional one month each time from August 10, 2023 to August 10, 2024 by depositing into the Trust Account $0.045 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. On August 6, 2024, the shareholders of the Company, through annual shareholders’ meeting, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period twelve times for an additional one month each time from August 10, 2024 to February 10, 2025 by depositing into the Trust Account by the lesser of (a) $15,000 and (b) $0.03 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the Company’s initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit. The Company’s shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of the Company’s initial Business Combination. In the event that the Company receives notice from the Company’s insiders five days prior to the applicable deadline of their intent to effect an extension, the Company intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. The Company’s insiders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete the initial Business Combination. To the extent that some, but not all, of the Company’s insiders, decide to extend the period of time to consummate the Company initial Business Combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If the Company is unable to consummate the Company’s initial Business Combination within such time period, the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the warrants and rights will expire and will be worthless.

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

In connection with the Company’s assessment of going concern in accordance with the authoritative guidance in ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until September 10, 2024 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date without an extension to the acquisition period, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 10, 2024.

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

The accompanying unaudited consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
Real Messenger Corporation (“PubCo”)	A Cayman Islands company incorporated on June 27, 2023	100% Owned by Nova Vision Acquisition Corp
RM2 Limited (“Merger Sub”)	A Cayman Islands company incorporated on June 27, 2023	100% Owned by PubCo

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

● Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

● Investment held in trust account

As of June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying unaudited consolidated statements of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 815, therefore, the warrants are classified as equity as of June 30, 2024 and December 31, 2023.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s tax provision is zero for the three and six months ended June 30, 2024 and 2023.

The Company is considered to be an exempted British Virgin Islands Company and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

● Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as equity. As of June 30, 2024 and December 31, 2023, 1,550,297 and 1,550,297 ordinary shares, respectively, subject to possible redemption which are subject to occurrence of uncertain future events and considered to be outside of the Company’s control are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited consolidated balance sheets.

● Net income per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary share subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2024 and December 31, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 1,055,556 shares in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic (income) loss per share for the years presented.

The net income (loss) per share presented in the unaudited consolidated statements of operations is based on the following:

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Net income including accretion of carrying value to redemption value	$12,991	$69,385

	For the three Months Ended June 30, 2024	For the three Months Ended June 30, 2023
Net income including accretion of carrying value to redemption value	$53,057	$45,407

	For the Six Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income including carrying value to redemption value	$6,069	$6,922	$35,038	$34,347
Accretion of carrying value to redemption value	-	-	-	-
Allocation of net income	$6,069	$6,922	$35,038	$34,347
Denominators:
Weighted-average shares outstanding	1,550,297	1,768,000	1,803,612	1,768,000
Basic and diluted net income per share	$0.00	$0.00	$0.02	$0.02

	For the Three Months Ended		For the Three Months Ended
	June 30, 2024		June 30, 2023
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
	Ordinary Share	Ordinary Share	Ordinary Share	Ordinary Share
Basic and diluted net income per share:
Numerators:
Allocation of net income including carrying value to redemption value	$24,788	$28,269	$22,930	$22,477
Accretion of carrying value to redemption value	-	-	-	-
Allocation of net income	$24,788	$28,269	$22,930	$22,477
Denominators:
Weighted-average shares outstanding	1,550,297	1,768,000	1,803,612	1,768,000
Basic and diluted net income per share	$0.02	$0.02	$0.01	$0.01

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the unaudited consolidated balance sheets. The fair values of cash, and other current assets, accrued expenses, due to sponsor, working capital loan payable and extension loan payable are estimated to approximate the carrying values as of June 30, 2024 and December 31, 2023 due to the short maturities of such instruments.

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

NOTE 3 — INVESTMENT HELD IN TRUST ACCOUNT

As of June 30, 2024, investment securities in the Company’s Trust Account consisted of $18,720,990 in United States Treasury Bills and $0 in cash.

As of December 31, 2023, investment securities in the Company’s Trust Account consisted of $17,832,576 in United States Treasury Bills and $0 in cash.

The carrying value, including fair value of held to marketable securities on June 30, 2024 and December 31, 2023 are as follows:

	June 30,	December 31,
	2024	2023
Balance brought forward	$17,832,576	$18,742,020
Gross proceeds from IPO	-	-
Plus:
Dividend income earned in Trust Account	469,834	897,565
Business combination extension loan	418,580	949,059
Less:
Share redemption	-	(2,756,068)

Balance carried forward	$18,720,990	$17,832,576

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

Due to a related party

As of June 30, 2024 and December 31, 2023, the Company had a total amount due to related party of $301,151 and $233,151 from a related party for the payment of costs related to general and administrative services, the Initial Public Offering and administrative services agreement. The balance is unsecured, interest-free and has no fixed terms of repayment.

Administrative Services Agreement

The Company is obligated, commencing from April 1, 2021, to pay Nova Pulsar Holdings Limited a monthly fee of $10,000 for general and administrative services, including office space. This agreement will terminate upon completion of the Company’s Business Combination or the liquidation of the Trust Account to public shareholders. As of June 30, 2024 and December 31, 2023, the unpaid balance was $300,000 and $240,000, respectively, which included in amount due to related party balance, respectively.

Related Party Extensions Loan

The Company will have until 12 months from the consummation of the Initial Public Offering to consummate the initial Business Combination. However, if the Company anticipates that the Company may not be able to consummate the initial Business Combination within 12 months (or 15 months if the Company has filed a proxy statement, registration statement or similar filing for an initial Business Combination within 12 months from the consummation of the Initial Public Offering but have not completed the initial Business Combination within such 12-month period), the Company may, but is not obligated to, extend the period of time to consummate a Business Combination three times (or two times) by an additional three months each time for a total of up to 21 months to complete a Business Combination. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and American Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial Business Combination, the Company’s insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $575,000, on or prior to the date of the applicable deadline. On November 1, 2022, the Board of Directors of the Company, through written resolution, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period nine times for an additional one month each time from November 10, 2022 to August 10, 2023 by depositing into the Trust Account $0.0416 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. On August 3, 2023, the Board of Directors of the Company, through annual shareholders’ meeting, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period twelve times for an additional one month each time from August 10, 2023 to August 10, 2024 by depositing into the Trust Account $0.045 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. On August 6, 2024, the shareholders of the Company, through annual shareholders’ meeting, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period twelve times for an additional one month each time from August 10, 2024 to February 10, 2025 by depositing into the Trust Account by the lesser of (a) $15,000 and (b) $0.03 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination, or, at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit.

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

On August 3, 2023, September 6, 2023, October 9, 2023, November 6, 2023, December 6, 2023, January 6, 2024, February 8, 2024, March 8, 2024, April 5, 2024, May 9, 2024, June 7, 2024 and July 5, 2024 (refer to note 9), the Company issued an unsecured promissory note in an amount of $69,763 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until August 10, 2024. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

On August 6, 2024 (refer to note 9), the Company issued an unsecured promissory note in an amount of $6,301 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until September 10, 2024. The Note is non-interest bearing and are payable upon the closing of a business combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

As of June 30, 2024 and December 31, 2023, the note payable balance was $2,017,669 and $1,599,089, respectively.

Related party working capital loan

On January 10, 2023, July 3, 2023, September 28, 2023, January 10, 2024, February 9, 2024, March 8, 2024, May 21, 2024 and July 9, 2024 (refer to note 9), the Company issued eight unsecured promissory notes (the “Notes”) in an amount of $50,000, $350,000, $1,500,000, $170,000, $48,750, $50,000, $85,000 and $58,000 to the Sponsor, respectively. These Notes are payable upon the consummation of a Business Combination, without interest, or, at the lender’s discretion, notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit.

As of June 30, 2024 and December 31, 2023, the balance of the working capital loans are $753,750 and $400,000, respectively.

NOTE 7 – SHAREHOLDERS’ DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023 1,768,000 ordinary shares were issued and outstanding excluding 1,550,297 and 1,550,297 shares are subject to possible redemption, respectively.

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

On July 5, 2024, the Company issued an unsecured promissory note in the principal amount of $69,763 to Nova Pulsar Holdings Limited in exchange for Nova Pulsar Holdings Limited depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination until August 10, 2024. The Note does not bear interest and matures upon the closing of a business combination by the Company. In addition, the Note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

On July 9, 2024, the Company issued unsecured promissory notes (the “Note”) in an amount of $58,000 to the Sponsor. This Note is payable upon the consummation of a Business Combination, without interest, or, at the lender’s discretion, notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit.

On July 17, 2024, the parties entered into the Amendment No. 5. Pursuant to the Amendment No. 5, the parties have further agreed that the Aggregate Stock Consideration will be increased to 6,400,000 ordinary shares of Purchaser.

On August 6, 2024, the shareholders of the Company, through annual shareholders’ meeting, approved the amendment to the restated and amended memorandum and article of association and the Trust Agreement to extend the business combination period twelve times for an additional one month each time from August 10, 2024 to February 10, 2025 by depositing into the Trust Account by the lesser of (a) $15,000 and (b) $0.03 for each issued and outstanding Public Shares that has not been redeemed for each one-month extension.

On August 6, 2024, 1,340,245 ordinary shares were tendered for redemption

On August 6, 2024, the Company issued an unsecured promissory note in the principal amount of $6,302 to Nova Pulsar Holdings Limited in exchange for Nova Pulsar Holdings Limited depositing such amount into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination until September 10, 2024. The Note does not bear interest and matures upon the closing of a business combination by the Company. In addition, the Note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

On August 7, 2024, the Company issued unsecured promissory notes (the “Note”) in an amount of $50,000 to the Sponsor. This Note is payable upon the consummation of a Business Combination, without interest, or, at the lender’s discretion, notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit.

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

For the six months ended June 30, 2024, we had a net income of $12,991, which was comprised of general and administrative expenses, dividend income and interest income.

For the six months ended June 30, 2023, we had a net income of $69,385, which was comprised of general and administrative expenses, dividend income and interest income.

For the three months ended June 30, 2024, we had a net income of $53,057 which was comprised of general and administrative expenses, dividend income and interest income.

For the three months ended June 30, 2023, we had a net income of $45,407, which was comprised of general and administrative expenses, dividend income and interest income.

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

As of June 30, 2024, we had cash outside our trust account of $12,929, working capital deficit of $3,086,973 and marketable securities held in the Trust Account of $18,720,990.

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

The Company has issued the following unsecured promissory notes (collectively, the “Promissory Notes”): (i) the non-interest bearing, unsecured promissory note in the principal amount of $575,000 issued by Nova Vision to Sponsor in exchange for Sponsor depositing such amount into the Trust Account in order to extend the amount of time Nova Vision has available to complete a business combination for a period of three months to November 10, 2022; (ii) nine non-interest bearing, unsecured promissory notes, each which were in the principal amount of $75,030 (representing $0.0416 per NOVA Ordinary Share issued at the IPO that have not been redeemed), issued by Nova Vision to the Sponsor on November 9, 2022, December 8, 2022, January 5, 2023, February 7, 2023, March 7, 2023, April 7, 2023, May 2, 2023, June 8, 2023 and July 5, 2023 in exchange for Sponsor depositing such amount into the Trust Account in order to extend the amount of time Nova Vision has available to complete a business combination through August 10, 2023; (ii) non-interest bearing, unsecured promissory notes in the amount of $1,500,000, $170,000, $48,750 and $50,000 issued on September 28, 2023, January 10, 2024, February 9, 2024 and March 8, 2024, respectively, to the Sponsor for Nova Vision’s working capital; (iii) twelve additional non-interest bearing, unsecured promissory notes, each in the principal amount of $69,763.37 (representing $0.045 per NOVA Ordinary Share issued at the IPO that have not been redeemed) issued on August 3, 2023, September 6, 2023, October 6, 2023, November 6, 2023, December 6, 2023, January 6, 2024, February 8, 2024, March 8, 2024, April 5, 2024, May 9, 2024, June 7, 2024 and July 5, 2024, respectively, in exchange for Sponsor depositing such each amount into the Trust Account in order to extend the amount of time Nova Vision has available to complete a business combination for a period of three months through August 10, 2024; and (iv) one additional non-interest bearing, unsecured promissory notes, each in the principal amount of $6,301.56 (representing $0.03 per NOVA Ordinary Share issued at the IPO that have not been redeemed) issued on August 6, 2024, in exchange for Sponsor depositing such each amount into the Trust Account in order to extend the amount of time Nova Vision has available to complete a business combination for a period of three months through September 10, 2024.

As of the date of this report, the Company has until September 10, 2024 to consummate a business combination but may further extend the period five more times for one month each time up to February 10, 2025. If a Business Combination is not consummated by September 10, 2024 and an extension is not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities as of June 30, 2024.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income attributable to both the redeemable shares and non-redeemable shares, we first considered the undistributed income allocable to both the redeemable ordinary share and non-redeemable ordinary share and the undistributed income is calculated using the total net loss less any dividends paid. We then allocated the undistributed income ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. As of June 30, 2024, the Company has not considered the effect of the warrants and rights sold in the Initial Public Offering and the private placements in the calculation of diluted net income per share, since the exercise of the warrants and rights is contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive and we did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT and financial reporting and record keeping. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP and applicable SEC reporting requirements. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. However, the risks set forth in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2023 which was filed with the SEC on June 20, 2024 are available for your review at https://www.sec.gov.

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

NOVA VISION ACQUISITION CORP.

Date: August 14, 2024	By:	/s/ Eric Ping Hang Wong
	Name:	Eric Ping Hang Wong
	Title:	Chief Executive Officer and Chief Financial Officer

